Form 10-Q
period 2012-09-30
LRR Energy, L.P.
filed 2012-11-08
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 15,708,474 Common Units, 6,720,000 Subordinated Units and 22,400 General Partner Units outstanding as of November 5, 2012.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	Partnership
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,301	$1,513
Accounts receivable	8,033	12,924
Commodity derivative instruments	15,461	16,064
Amounts due from affiliates	2,465	—
Prepaid expenses	520	578
Total current assets	32,780	31,079
Property and equipment (successful efforts method)	752,640	725,486
Accumulated depletion, depreciation and impairment	(295,112)	(263,931)
Total property and equipment, net	457,528	461,555
Commodity derivative instruments	20,155	27,015
Deferred financing costs, net of accumulated amortization	1,664	1,365
TOTAL ASSETS	$512,127	$521,014
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$—	$2,707
Accrued liabilities	3,102	2,746
Accrued capital cost	2,381	1,421
Amounts due to affiliates	—	536
Commodity derivative instruments	1,669	186
Interest rate derivative instruments	669	—
Asset retirement obligations	376	359
Total current liabilities	8,197	7,955
Long-term liabilities:
Commodity derivative instruments	1,458	—
Interest rate derivative instruments	3,502	—
Term loan	50,000	—
Revolving credit facility	183,000	155,800
Asset retirement obligations	24,857	23,795
Deferred tax liabilities	141	35
Total long-term liabilities	262,958	179,630
Total liabilities	271,155	187,585
Unitholders’ equity:
Predecessor’s capital	—	61,926
General partner (22,400 units issued and outstanding as of September 30, 2012 and December 31, 2011)	406	438
Public common unitholders (10,608,000 units issued and outstanding as of September 30, 2012 and December 31, 2011)	175,164	189,537
Affiliated common unitholders (5,049,600 units issued and outstanding as of September 30, 2012 and December 31, 2011)	28,087	35,007
Subordinated unitholders (6,720,000 units issued and outstanding as of September 30, 2012 and December 31, 2011)	37,315	46,521
Total unitholders’ equity	240,972	333,429
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$512,127	$521,014

See accompanying notes to the unaudited consolidated/combined condensed financial statements

LRR Energy, L.P.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Partnership	Predecessor	Partnership	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(consolidated)	(combined)	(consolidated)	(combined)
Revenues:
Oil sales	$16,502	$16,677	$47,415	$51,338
Natural gas sales	5,691	9,699	15,477	31,453
Natural gas liquids sales	2,633	4,508	8,403	12,266
Realized gain (loss) on commodity derivative instruments	5,808	6,029	17,876	6,070
Unrealized gain (loss) on commodity derivative instruments	(21,463)	29,253	(10,455)	26,144
Other income	30	42	33	122
Total revenues	9,201	66,208	78,749	127,393

Operating expenses:
Lease operating expense	6,919	6,797	20,127	18,732
Production and ad valorem taxes	1,987	2,711	5,348	5,731
Depletion and depreciation	8,267	11,163	28,126	32,034
Impairment of oil and natural gas properties	451	16,765	3,544	16,765
Accretion expense	369	368	1,086	1,112
(Gain) loss on settlement of asset retirement obligations	94	39	(14)	39
Management fees	—	1,579	—	4,546
General and administrative expense	2,294	1,208	8,595	4,414
Total operating expenses	20,381	40,630	66,812	83,373

Operating income (loss)	(11,180)	25,578	11,937	44,020

Other income (expense), net
Interest income	—	—	—	1
Interest expense	(2,081)	(255)	(4,541)	(814)
Realized loss on interest rate derivative instruments	(153)	(141)	(294)	(439)
Unrealized gain (loss) on interest rate derivative instruments	(2,124)	134	(4,171)	297
Other income (expense), net	(4,358)	(262)	(9,006)	(955)

Income (loss) before taxes	(15,538)	25,316	2,931	43,065
Income tax benefit (expense)	(20)	266	(170)	120
Net income (loss)	$(15,558)	$25,582	$2,761	$43,185
Net income (loss) attributable to predecessor operations	—		(2,265)
Net income (loss) available to unitholders	$(15,558)		$496

Computation of net income (loss) per limited partner unit:

General partners’ interest in net income (loss)	$(16)		$—

Limited partners’ interest in net income (loss)	$(15,542)		$496

Net income (loss) per limited partner unit (basic and diluted)	$(0.69)		$0.02

Weighted average number of limited partner units outstanding	22,428		22,426

See accompanying notes to the unaudited consolidated/combined condensed financial statements

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

			Limited Partners
	Predecessors’	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2011	$61,926	$438	$189,537	$35,007	$46,521	$333,429
Contribution from predecessor	(4,869)	(5)	(2,241)	(1,061)	(1,409)	(9,585)
Book value of transferred properties contributed by predecessor	(59,322)	—	—	—	—	(59,322)
Amortization of equity awards	—	—	231	—	—	231
Distribution	—	(27)	(12,599)	(5,971)	(7,945)	(26,542)
Net income	2,265	—	236	112	148	2,761
Balance, September 30, 2012	$—	$406	$175,164	$28,087	$37,315	$240,972

See accompanying notes to the unaudited consolidated/combined condensed financial statements

LRR Energy, L.P.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Partnership	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(consolidated)	(combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,761	$43,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	28,126	32,034
Impairment of oil and natural gas properties	3,544	16,765
Unrealized (gain) loss on derivative instruments, net	14,626	(26,441)
Accretion expense	1,086	1,112
Amortization of equity awards	231	—
Amortization of deferred financing costs and other	270	59
(Gain) loss on settlement of asset retirement obligations	(14)	39
Purchase of derivative contracts	(59)	—
Changes in operating assets and liabilities:
Change in receivables	4,891	19
Change in prepaid expenses	58	484
Change in trade accounts payable and accrued liabilities	(2,245)	2,665
Change in amounts due from affiliates	(3,001)	255
Net cash provided by operating activities	50,274	70,176

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	(1,008)	(390)
Development of oil and natural gas properties	(25,652)	(42,210)
Disposition of oil and gas properties	—	2,956
Expenditures for other property and equipment	(16)	(45)
Net cash used in investing activities	(26,676)	(39,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	—	5,353
Contribution to Fund I	(4,869)	—
Deferred financing costs	(561)	—
Borrowings under revolving credit facility	77,200	—
Payments on revolving credit facility	(50,000)	—
Borrowings under term loan	50,000	—
Distribution to Fund I	(64,038)	—
Distributions to unitholders	(26,542)	(42,579)
Net cash used in financing activities	(18,810)	(37,226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,788	(6,739)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,513	12,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,301	$5,716

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Change in accrued capital costs	$960	$1,531
Asset retirement obligations	(257)	84

See accompanying notes to the unaudited consolidated/combined condensed financial statements

LRR Energy, L.P.

Notes to Consolidated/Combined Condensed Financial Statements

(unaudited)

1.     Description of Business

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. As used herein, references to “Fund I” or “predecessor” refer collectively to LRR A, LRR B and LRR C. References to “Lime Rock Resources” refer collectively to LRR A, LRR B, LRR C, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. The properties conveyed to us in connection with our initial public offering (“IPO”) on November 16, 2011 (such conveyance described below) are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. We conduct our operations through our wholly owned subsidiary, LRE Operating, LLC (“OLLC”).

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

On June 1, 2012, we completed an acquisition from Fund I of certain oil and natural gas properties (the “Transferred Properties”) located in the Permian Basin region of New Mexico and onshore Gulf Coast region of Texas for $65.1 million in cash (the “Transaction”). The Transaction was effective as of March 1, 2012. We funded the acquisition with borrowings under our revolving credit facility (Note 7).  In September 2012, we received $1.1 million in cash from Fund I related to post-closing adjustments to the purchase price for the acquisition. Please refer to Notes 2 and 3 regarding the recast of financial information for transactions between entities under common control.

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

In the third quarter of 2012, we recorded an adjustment to correct an error in our calculation of depletion and depreciation expense related to a previous accounting period. The net impact of the adjustment was an increase to pre-tax income and net income of $1.9 million for the three months ended September 30, 2012.  The error occurred in the three months ended June 30, 2012; as such, the financial statements for th nine months ended September 30, 2012 were not impacted by the adjustment. We do not believe this adjustment is material to our unaudited condensed consolidated financial statements for the three months ended September 30, 2012 or our expected 2012 annual financial results.

Because Fund I owns 5,049,600 common units and all of our 6,720,000 subordinated units, representing an aggregate 52.4% limited partner interest in us, each acquisition of assets from Fund I is considered a transaction between entities under common control. As a result, we are required to revise our financial statements to include the activities of the Transferred Properties.

Accordingly, our historical financial statements previously filed with the SEC have been revised in this Quarterly Report on Form 10-Q to include the results attributable to the Transferred Properties as if the Partnership owned such assets for all periods presented in 2012 and 2011. The consolidated financial statements for periods prior to our acquisition of the Transferred Properties have been prepared from our predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. See our accounting policy below under “Transactions Between Entities Under Common Control.”

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

Revised Statements of Operations.  Our statements of operations for the nine months ended September 30, 2012 were impacted based on revisions from the Transferred Properties by an increase in net income of $2.3 million.

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

3.     Acquisitions and Divestitures

Acquisitions Between Entities Under Common Control

On June 1, 2012, we completed the acquisition of the Transferred Properties from Fund I for a total purchase price of $65.1 million, after giving effect to purchase price adjustments from the effective date of the Transaction (March 1, 2012). The post closing adjustments to the purchase price for the acquisition were finalized in September 2012, and we received $1.1 million in cash from Fund I. We financed the Transaction with borrowings under our existing credit facility as discussed in Note 7. The net assets were recorded using carryover book value of Fund I as the acquisition was a transaction between entities under common control. Our historical financial statements were revised to include the results attributable to the Transferred Properties as if we owned the properties for all periods presented in our consolidated condensed financial statements. See Note 2 for further disclosures regarding the Transaction.

Divestitures

We did not divest any significant properties during the nine months ended September 30, 2012 or 2011.

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

	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Commodity derivative instruments	$—	$35,616	$—	$35,616
Liabilities:
Commodity derivative instruments	—	3,127	—	3,127
Interest rate derivative instruments	—	4,171	—	4,171

	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets:
Commodity derivative instruments	$—	$—	$43,079	$43,079
Liabilities:
Commodity derivative instruments	—	—	186	186

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Partnership	Predecessor	Partnership	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$—	$20,558	$42,893	$23,504
Total gains or losses (realized or unrealized): Included in earnings	—	35,275	—	32,072
Settlements	—	(5,888)	—	(5,631)
Transfers in and out of Level 3 (1)	—	—	(42,893)	—
Balance at end of period	$—	$49,945	$—	$49,945
Changes in unrealized gains (losses) relating to derivatives still held at end of period	$(23,587)	$29,387	$(14,626)	$26,441

(1)    As part of a review of our fair value financial statement disclosures in light of ASU 2011-04, management has determined, effective January 1, 2012, the fair values of our derivative instruments should be classified as Level 2. Management has determined the prices quoted by the independent pricing service are observable inputs that management is able to independently test and corroborate for reasonableness through market prices.  Accordingly, on January 1, 2012, we transferred all derivative instruments which are measured on a recurring basis from Level 3 into Level 2.

5.     Property and Equipment

The following table sets forth the components of property and equipment, net (in thousands):

	September 30, 2012	December 31, 2011
Oil and natural gas properties (successful efforts method)	$751,104	$723,505
Unproved properties	1,218	1,679
Other property and equipment	318	302
	752,640	725,486
Accumulated depletion, depreciation and impairment	(295,112)	(263,931)
Total property and equipment, net	$457,528	$461,555

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the three and nine months ended September 30, 2012, we recorded non-cash impairment charges of approximately $0.5 million and $3.5 million, respectively, to impair the value of our unproved properties and proved oil and natural gas properties in the Mid-Continent region. For each of the three and nine months ended September 30, 2011, we recorded non-cash impairment charges of approximately $16.8 million in the Mid-Continent region.

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

The asset impairment had no impact on our cash flows, liquidity position, or debt covenants. If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our recently acquired properties and a non-cash impairment charge may be required to be recognized in future periods.

6.     Asset Retirement Obligations

The following is a summary of our ARO as of and for the nine months ended September 30, 2012 (in thousands):

Beginning of period	$24,154
Revisions to previous estimates	(133)
Liabilities incurred	257
Liabilities settled	(131)
Accretion expense	1,086
End of period	25,233
Less: Current portion of asset retirement obligations	(376)
Asset retirement obligations — non-current	$24,857

7.     Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our IPO, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $240 million as of September 30, 2012. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. Unanimous approval by the lenders is required for any increase to the borrowing base.

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

Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our, OLLC’s and any of our subsidiaries’ ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness. As of September 30, 2012, we were in compliance with all covenants contained in the Credit Agreement.

We expect that our borrowing base will be redetermined by our lending group during the month of November. We currently do not expect any changes to our borrowing base that would materially impact our operations, capital program, or our ability to make quarterly cash distributions to our unitholders at currently anticipated levels.

Term Loan Agreement

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of September 30, 2012, we were in compliance with all covenants contained in the Term Loan Agreement.

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

As of September 30, 2012, we had approximately $233.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2011, we had approximately $155.8 million of outstanding debt and accrued interest was approximately $0.5 million. Our outstanding debt increased primarily due to our June 2012 acquisition of oil and natural gas properties from Fund I for approximately $65.1 million and working capital borrowings.

Interest expense for the three months and nine months ended September 30, 2012 was approximately $2.1 million and $4.5 million, respectively. Interest expense for the three and nine months ended September 30, 2011 was approximately $0.3 million and $0.8 million, respectively. Interest expense for the 2011 periods is related to LRR A’s credit facility. As of September 30, 2012 and December 31, 2011, our weighted average interest rate on our outstanding indebtedness was 3.70% and 2.86%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At September 30, 2012 and December 31, 2011, our open positions consisted of contracts such as (i) crude oil and natural gas financial collar contracts, (ii) crude oil, NGL and natural gas financial swaps, (iii) natural gas basis financial swaps, (iv) crude oil and natural gas puts and (v) interest rate swap agreements. Our derivative instruments are with the counterparties that are also lenders in our Credit Agreement.

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

At September 30, 2012, we had the following open commodity derivative contracts:

	Index	2012	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	1,067,511	7,267,590	5,876,099	5,326,561	4,878,990	2,558,556
Weighted average price		$5.70	$5.15	$5.52	$5.71	$4.28	$4.54

Basis swaps (MMBTUs)	NYMEX	1,697,238	5,928,340	5,242,959	4,707,727	95,710	—
Weighted average price		$(0.1114)	$(0.1432)	$(0.1559)	$(0.1698)	$(0.1087)	$—

Collars (MMBTUs)	NYMEX-HH	697,429	—	—	—	—	—
Floor-Ceiling price		$4.75/7.31	$—	$—	$—	$—	$—

Puts (MMBTUs)	NYMEX-HH	96,635	178,710	—	—	—	—
Strike price		$2.00	$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	151,045	620,772	460,926	398,253	352,804	—
Weighted average price		$98.31	$95.19	$96.29	$94.49	$85.94	$—

Puts (BBLs)	NYMEX-WTI	4,085	—	—	—	—	—
Strike price		$70.00	$—	$—	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	45,598	144,323	—	—	—	—
Weighted average price		$51.29	$50.49	$—	$—	$—	$—

At December 31, 2011, we had the following open commodity derivative contracts:

	Index	2012	2013	2014	2015
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	3,684,189	5,757,645	5,107,055	4,596,205
Weighted average price		$6.21	$5.59	$5.76	$5.96

Collars (MMBTUs)	NYMEX-HH	2,902,801	—	—	—
Floor-Ceiling price		$4.75-7.31	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	251,005	289,323	248,149	219,657
Weighted average price		$102.20	$101.30	$100.01	$98.90

NGL positions
Price swaps (BBLs)	Mont Belvieu	164,220	—	—	—
Weighted average price		$49.92	$—	$—	$—

At September 30, 2012, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.5175%	LIBOR
February 2015	February 2017	75,000	1.7250%	LIBOR
February 2015	February 2017	75,000	1.7275%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.4275%	LIBOR

We did not have any outstanding interest rate swap derivative contracts as of December 31, 2011.

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments as of September 30, 2012 is included in the table below (in thousands):

	As of September 30, 2012
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$—	$669	$3,502
Sale of natural gas production
Price swaps	10,355	16,112	381	1,054
Basis swaps	—	—	218	404
Collars	1,001	—	—	—
Sale of crude oil production
Price swaps	2,636	3,786	1,070	—
Sale of NGLs
Price swaps	1,469	257	—	—
	$15,461	$20,155	$2,338	$4,960

The fair value of our commodity derivative instruments as of December 31, 2011 is included in the table below (in thousands):

	As of December 31, 2011
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Sale of natural gas production
Price swaps	$10,762	$22,190	$—	$—
Collars	4,464	—	—	—
Sale of crude oil production
Price swaps	838	4,825	—	—
Sale of NGLs
Price swaps	—	—	186	—
	$16,064	$27,015	$186	$—

Effect of Derivative Instruments — Statement of Operations

The unrealized and realized gain or loss amounts and classification related to derivative instruments for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Partnership	Predecessor	Partnership	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Realized gains (losses):
Commodity derivatives (revenue)	$5,808	$6,029	$17,876	$6,070
Interest rate derivatives (other income/expense)	(153)	(141)	(294)	(439)
Unrealized gains (losses):
Commodity derivatives (revenue)	(21,463)	29,253	(10,455)	26,144
Interest rate derivatives (other income/expense)	(2,124)	134	(4,171)	297

Credit Risk.  All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative instruments involves the risk that the counterparties may be unable to meet the financial terms of the transactions. We monitor the creditworthiness of each of our counterparties and assess the possibility of whether each counterparty to the derivative contract would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. We also have netting arrangements in place with each counterparty to reduce credit exposure. The derivative transactions are placed with major financial institutions that we believe present minimal credit risks to us. Additionally, we consider ourselves to be of substantial credit quality and have the financial resources and willingness to meet our potential repayment obligations associated with the derivative transactions.

9.              Related Parties

Ownership in Our General Partner by the Management of Fund I and its Affiliates

As of September 30, 2012, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner. Fund I owned all of the Class B member interests in our general partner and Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 32.1% of our outstanding common units and all of our subordinated units representing limited partner interests in us. In addition, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

Contracts with our General Partner and its Affiliates

We have entered into agreements with our general partner and its affiliates. Refer to Note 1 in the consolidated/combined financial statements included in our Annual Report on Form 10-K for the year ended

December 31, 2011 for a description of those agreements. For the three and nine months ended September 30, 2012, we paid Lime Rock Management approximately $0.5 million and $1.2 million, respectively, either directly or indirectly, related to these agreements.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“OpCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors.  Periodically, OpCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the nine months ended September 30, 2012 are included below (in thousands):

		Lime Rock
	OpCo	Resources	Total

Balance as of December 31, 2011	$—	$(535)	$(535)
Expenditures	(51,531)	(11,655)	(63,186)
Cash paid for expenditures	47,939	3,471	51,410
Revenues and other	6,690	8,086	14,776
Balance as of September 30, 2012	$3,098	$(633)	$2,465

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of September 30, 2012, our general partner and its affiliates held 5,049,600 of our common units, all of our subordinated units and 22,400 general partner units. During the nine months ended September 30, 2012, we paid cash distributions of $0.4750 per outstanding unit, or $1.90 on an annualized basis, to all unitholders as of the respective record dates, which totaled approximately $26.5 million.

We announced our third quarter 2012 distribution on October 15, 2012 as discussed in Note 13.

Contributions to Fund I

The following table presents cash received and payments made to Fund I related to the Transferred Properties for the five months ended May 31, 2012 prior to the acquisition of the net assets on June 1, 2012 (in thousands):

Cash receipts	$(7,755)
Expenses paid	2,414
Capital expenditures paid	472
Contributions to Fund I	$(4,869)

Predecessor Related Parties

Each of LRR A, LRR B and LRR C has a management agreement with Lime Rock Management, an affiliated entity, to provide management services for the operation and supervision of their respective funds. The management fee is determined by a formula based on the partners’ invested capital or the equity capital commitment. During the three and nine months ended September 30, 2011, the predecessor expensed $1.6 million and $4.5 million, respectively, in management fees to Lime Rock Management.

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

10.       Unitholders’ Equity

Initial Public Offering

On November 16, 2011, we completed our IPO of 9,408,000 common units representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit, or $17.8125 per common unit after payment of the underwriting discount. Total net proceeds from the sale of common units in our IPO were $167.2 million ($178.8 million less $11.2 million for the underwriting discount and a $0.4 million structuring fee). IPO costs were approximately $4.7 million. We reimbursed Fund I for all costs they paid related to our IPO ($3.2 million). Net proceeds of the offering, along with $155.8 million of borrowings under our $500 million senior secured revolving credit agreement, were utilized to make cash distributions and payments to Fund I of approximately $289.9 million and repay $27.3 million of LRR A’s debt that we assumed at closing.

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

Units Outstanding

As of September 30, 2012, we had 15,708,474 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. In addition, as of September 30, 2012, Fund I owned 5,049,600 common units and all of our subordinated units, representing a 52.4% limited partner interest in us.

11.       Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the three and nine months ended September 30, 2012 (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net income (loss)	$(15,558)	$2,761
Net income attributable to predecessor operations	—	(2,265)
Net income (loss) available to unitholders	(15,558)	496
Less: General partner’s approximate 0.1% interest in net income (loss)	16	—
Limited partners’ interest in net income (loss)	$(15,542)	$496

Weighted average limited partner units outstanding:
Common units	15,708	15,706
Subordinated units	6,720	6,720
Total	22,428	22,426

Net income (loss) per limited partner unit (basic and diluted)	$(0.69)	$0.02

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by weighted average number of common units and subordinated units outstanding as of September 30, 2012. The aggregate number of common units and subordinated units outstanding was 15,708,474 and 6,720,000, respectively, as of September 30, 2012.

12.       Equity-Based Compensation

On November 10, 2011, our general partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and OpCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of September 30, 2012, there were 1,449,126 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our general partner’s board of directors.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest over three years in equal amounts (subject to rounding) on the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested units as of September 30, 2012, is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Units	Fair Value
Non-vested restricted units at January 1, 2012	42,474	$18.88
Granted	8,400	20.89
Vested	—	—
Forfeited	—	—
Non-vested restricted units at September 30, 2012	50,874	$19.21

As of September 30, 2012, there was approximately $0.7 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.2 years. There were no vested restricted units as of September 30, 2012.

13.       Subsequent Events

On October 15, 2012, we announced that the board of directors of our general partner declared a cash distribution for the third quarter of 2012 of $0.4775 per outstanding unit, or $1.91 on an annualized basis. The distribution will be paid on November 14, 2012 to all unitholders of record as of the close of business on October 30, 2012. The aggregate amount of the distribution will be approximately $10.7 million.

In October 2012, we entered into the following commodity hedges.

	Index	2017
Gas Hedges
Price swaps (MMBTUs)	NYMEX-HH	2,046,840
Weighted average price		$4.71

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

Fund I received total consideration for the Partnership Properties of 5,049,600 common units, 6,720,000 subordinated units, $311.2 million in cash and the assumption of $27.3 million of LRR A’s indebtedness. For further discussion regarding our IPO, please see Note 10 to the consolidated/combined condensed financial statements included in this report.

On June 1, 2012, we completed an acquisition from Fund I of certain oil and natural gas properties (the “Transferred Properties”) located in the Permian Basin region of New Mexico and onshore Gulf Coast region of Texas for $65.1 million in cash consideration (the “Transaction”). The Transaction was effective as of March 1, 2012. In September 2012, we received $1.1 million in cash from Fund I related to post-closing adjustments to the purchase price for the acquisition.

Results of Operations

Our discussion and analysis of the results of operations below discusses the Partnership’s and predecessor’s results of operations separately. Because the historical results of our predecessor include results for both the properties conveyed to us in connection with our IPO and properties retained by our predecessor, we do not consider the historical results of our predecessor to be indicative of our future results. Our discussion and analysis below includes a comparison of the three months ended September 30, 2012 to the three months ended June 30, 2012. We believe this comparison will enable the reader to assess material changes in our results of operations in calendar year 2012. We will first compare our results of operations between comparable interim periods beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2013.

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

	Partnership			Predecessor
	Three Months	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2012	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Revenues (in thousands):
Oil sales	$15,555	$16,502	$47,415	$16,677	$51,338
Natural gas sales	4,345	5,691	15,477	9,699	31,453
Natural gas liquids sales	2,713	2,633	8,403	4,508	12,266
Realized gain (loss) on commodity derivative instruments	6,820	5,808	17,876	6,029	6,070
Unrealized gain (loss) on commodity derivative instruments	10,997	(21,463)	(10,455)	29,253	26,144
Other income	—	30	33	42	122
Total revenues	40,430	9,201	78,749	66,208	127,393

Expenses (in thousands):
Lease operating expense	6,912	6,919	20,127	6,797	18,732
Production and ad valorem taxes	1,700	1,987	5,348	2,711	5,731
Depletion and depreciation	10,559	8,267	28,126	11,163	32,034
Impairment of oil and natural gas properties	—	451	3,544	16,765	16,765
Management fees	—	—	—	1,579	4,546
General and administrative expense	3,229	2,294	8,595	1,208	4,414
Interest expense	1,332	2,081	4,541	255	814
Realized loss on interest rate derivative instruments	108	153	294	141	439
Unrealized (gain) loss on interest rate derivative instruments	2,852	2,124	4,171	(134)	(297)

Production:
Oil (MBbls)	181	192	530	192	563
Natural gas (MMcf)	2,021	2,026	6,098	2,262	7,464
NGLs (MBbls)	70	83	214	83	237
Total (MBoe)	588	613	1,760	652	2,044
Average net production (Boe/d)	6,462	6,663	6,423	7,087	7,487

Average sales price:
Oil (per Bbl)
Sales price	$85.94	$85.95	$89.46	$86.86	$91.19
Effect of realized commodity derivative instruments	6.17	5.54	4.03	10.31	(13.90)
Realized price	$92.11	$91.49	$93.49	$97.17	$77.29
Natural gas (per Mcf)
Sales price	$2.15	$2.81	$2.54	$4.29	$4.21
Effect of realized commodity derivative instruments	2.58	2.04	2.40	1.79	1.86
Realized price	$4.73	$4.85	$4.94	$6.08	$6.07
NGLs (per Bbl)
Sales price	$38.76	$31.72	$39.27	$54.31	$51.76
Effect of realized commodity derivative instruments	6.87	7.30	5.11	—	—
Realized price	$45.63	$39.02	$44.38	$54.31	$51.76

	Partnership			Predecessor
	Three Months	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2012	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011

Average unit cost per Boe:
Lease operating expenses	$11.76	$11.29	$11.43	$10.42	$9.16
Production and ad valorem taxes	2.89	3.24	3.04	4.16	2.80
Depletion and depreciation	17.96	13.49	15.98	17.12	15.67
Management fees	—	—	—	2.42	2.22
General and administrative expenses	5.49	3.74	4.88	1.85	2.16

Our Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended June 30, 2012

We recorded a net loss of $15.6 million for the three months ended September 30, 2012 compared to net income of $13.4 million during the three months ended June 30, 2012, primarily related to $21.5 million of unrealized losses on commodity derivative contracts.  The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between June 30, 2012 and September 30, 2012 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$22,613
Increase (decrease)
Price realization
Oil	2
Natural gas	1,333
NGLs	(493)
Sales volumes
Oil	945
Natural gas	14
NGLs	412
Oil, natural gas and NGL revenues-current period	$24,826

Sales revenues increased from $22.6 million for the three months ended June 30, 2012 to $24.8 million for the three months ended September 30, 2012, primarily driven by natural gas price realizations and increased oil and NGL production.  Sales revenues for the three months ended September 30, 2012 consisted of oil sales of $16.5 million, natural gas sales of $5.7 million and NGL sales of $2.6 million. Sales revenues for the three months ended June 30, 2012 consisted of oil sales of $15.6 million, natural gas sales of $4.3 million and NGL sales of $2.7 million.

Our production volumes for the three months ended September 30, 2012 included 275 MBbls of oil and NGLs and 2,026 MMcf of natural gas, or 2,989 Bbl/d of oil and NGLs and 22,022 Mcf/d of natural gas. On an equivalent basis, production for the period was 613 MBoe, or 6,663 Boe/d. Our production volumes for the three months ended June 30, 2012 included 251 MBbls of oil and NGLs and 2,021 MMcf of natural gas, or 2,758 Bbl/d of oil and NGLs and 22,209 Mcf/d of natural gas. On an equivalent basis, production for the period was 588 MBoe, or 6,462 Boe/d.  Increased oil and NGL volumes were primarily driven by increased production from new wells at our Red Lake and Pecos Slope fields.

Our average sales price per Bbl for oil and NGLs for the three months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $85.95 and $31.72, respectively. Our average sales price per Mcf of natural gas for the three months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $2.81. Our average sales price per Bbl for oil and NGLs for the three months ended June 30, 2012, excluding the effect of commodity derivative contracts, was $85.94 and $38.76, respectively. Our average sales price per Mcf of natural gas for the three months ended June 30, 2012, excluding the effect of commodity derivative contracts, was $2.15.

Relating to the Pecos Slope field curtailment previously disclosed in our periodic reports filed with the SEC, approximately 1.0 MMcf/d of production was curtailed during the third quarter of 2012 due to the gas containing a nitrogen percentage greater than our gas purchaser’s specification. The curtailment is expected to remain at this level until a field-wide nitrogen rejection facility is installed in January 2013 by the third-party gas gathering company. The actual timing and amount of resumed production may differ from these estimates.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended September 30, 2012 of approximately $15.7 million, which is comprised of a realized gain of approximately $5.8 million and an unrealized loss of approximately $21.5 million. For the three months ended June 30, 2012, we recorded a net gain from our commodity hedging program of approximately $17.8 million, which is comprised of a realized gain of approximately $6.8 million and an unrealized gain of approximately $11.0 million. Volatility in commodity prices has had a significant impact on our realized and unrealized gains and losses on commodity derivative contracts.

Lease Operating Expenses.  Our lease operating expenses were approximately $6.9 million, or $11.29 per Boe, for the three months ended September 30, 2012 compared to approximately $6.9 million, or $11.76 per Boe, for the three months ended June 30, 2012.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $2.0 million, or $3.24 per Boe, for the three months ended September 30, 2012 compared to approximately $1.7 million, or $2.89 per Boe, for the three months ended June 30, 2012. Production taxes accounted for approximately $1.8 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended September 30, 2012. Production taxes accounted for approximately $1.6 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended June 30, 2012.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $8.3 million, or $13.49 per Boe, for the three months ended September 30, 2012 compared to approximately $10.6 million, or $17.96 per Boe, for the three months ended June 30, 2012. The decrease in depletion and depreciation expense and per Boe amount was primarily due to the $1.9 million adjustment recorded in the third quarter.  See Note 2 to our unaudited consolidated/combined condensed financial statements.

Impairment of Oil and Natural Gas Properties.  We recorded an impairment of approximately $0.5 million for the three months ended September 30, 2012 on our unproved properties during the period. We did not record an impairment charge in the three months ended June 30, 2012. If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for our proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of November 5, 2012, the NYMEX-WTI oil spot price was $85.65 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.40 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $2.3 million, or $3.74 per Boe, for the three months ended September 30, 2012 compared to approximately $3.2 million, or $5.49 per Boe, for the three months ended June 30, 2012.  The decrease in general and administrative expenses was primarily due to costs incurred in connection with the acquisition of the Transferred Properties in the second quarter of 2012.

Interest Expenses.  Our interest expense is comprised of interest on our credit facility and term loan, amortization of debt issuance costs and realized gains (losses) on our interest rate derivative instruments. Interest expense was approximately $2.2 million and $1.4 million for the three months ended September 30, 2012 and June 30, 2012, respectively. The increase in interest expense was primarily due to the increased debt level at the end of the second quarter of 2012. Unrealized losses on interest rate derivative contracts were approximately $2.1 million for the three months ended September 30, 2012 compared to approximately $2.9 million for the three months ended June 30, 2012.

Our Results for the Nine Months Ended September 30, 2012

We recorded net income of $2.8 million for the nine months ended September 30, 2012.

Sales Revenues.  Sales revenues of $71.3 million for the period consisted of oil sales of $47.4 million, natural gas sales of $15.5 million and NGL sales of $8.4 million. Our production volumes for the period included 744 MBbls of oil and NGLs and 6,098 MMcf of natural gas, or 2,715 Bbl/d of oil and NGLs and 22,255 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,760 MBoe, or 6,423 Boe/d.

Our average sales price per Bbl for oil and NGLs for the period, excluding the effect of commodity derivative contracts, was $89.46 and $39.27, respectively. Our average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $2.54.

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

Relating to the Pecos Slope field curtailment previously disclosed in our periodic reports filed with the SEC, approximately 1.0 MMcf/d of production was curtailed during 2012 due to the gas containing a nitrogen percentage greater than our gas purchaser’s specification. The curtailment is expected to remain at this level until a field-wide nitrogen rejection facility is installed in January 2013 by the third-party gas gathering company. The actual timing and amount of resumed production may differ from these estimates.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the period of approximately $7.4 million, which is comprised of a realized gain of approximately $17.9 million and an unrealized loss of approximately $10.5 million.

Lease Operating Expenses.  Our lease operating expenses were approximately $20.1 million, or $11.43 per Boe, for the period.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $5.3 million, or $3.04 per Boe, for the period. Production taxes accounted for approximately $4.8 million and ad valorem taxes for $0.5 million of the total taxes recorded.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $28.1 million, or $15.98 per Boe, for the period.

Impairment of Oil and Natural Gas Properties.  We recorded impairment charges of approximately $3.5 million for the nine months ended September 30, 2012.  Approximately $3.1 million of this amount related to a decline in natural gas prices impacting our proved properties during the first quarter of 2012, and the remaining $0.4 million related to impairments of unproved properties in the third quarter of 2012.

If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of November 5, 2012, the NYMEX-WTI oil spot price was $85.65 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.40 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $8.6 million, or $4.88 per Boe, for the nine months ended September 30, 2012.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan, amortization of debt issuance costs and realized gains (losses) on our interest rate derivative instruments. Interest expense was approximately $4.8 million for the nine months ended September 30, 2012. Unrealized losses on interest rate derivative contracts were approximately $4.2 million for the nine months ended September 30, 2012. The unrealized loss in the nine months ended September 30, 2012 was due to a decline in interest rates over the period.

Our Predecessor’s Results for the Three Months Ended September 30, 2011

Our predecessor recorded net income of approximately $25.6 million for the three months ended September 30, 2011. Net income was driven by revenues and expenses as described below.

Sales Revenues.  Sales revenues of $30.9 million for the three months ended September 30, 2011 consisted of oil sales of $16.7 million, natural gas sales of $9.7 million and NGL sales of $4.5 million. Our predecessor’s production volumes for the period included 275 MBbls of oil and NGLs and 2,262 MMcf of natural gas, or 2,989 Bbl/d of oil and NGLs and 24,587 Mcf/d of natural gas. On an equivalent basis, production for the period was 652 MBoe, or 7,087 Boe/d.

Our predecessor’s average sales price per Bbl for oil and NGLs for the three months ended September 30, 2011, excluding the effect of commodity derivative contracts, was $86.86 and $54.31, respectively. Our predecessor’s average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $4.29.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, our predecessor recorded a net gain from its commodity hedging program for the period of approximately $35.3 million, which is comprised of a realized gain of approximately $6.0 million and an unrealized gain of approximately $29.3 million.

Lease Operating Expenses.  Our predecessor’s lease operating expenses were approximately $6.8 million, or $10.42 per Boe, for the three months ended September 30, 2011.

Production and Ad Valorem Taxes.  Our predecessor’s production and ad valorem taxes were approximately $2.7 million, or $4.16 per Boe, for the three months ended September 30, 2011.

Depletion and Depreciation.  Our predecessor’s depletion and depreciation expense for the three months ended September 30, 2011 was approximately $11.2 million, or $17.12 per Boe.

Impairment of Oil and Natural Gas Properties.  Our predecessor recorded an impairment charge of $16.8 million during the three months ended September 30, 2011 due to a decline in commodity prices during the third quarter of 2011.

Management Fees.  Our predecessor incurred a management fee paid to Lime Rock Management in addition to the direct general and administrative expenses it incurred. The management fee was determined by a formula based on our predecessor’s limited partners’ invested capital or the entity capital commitment in Fund I. Our predecessor’s management fees were approximately $1.6 million for the three months ended September 30, 2011.

General and Administration Expenses.  Our predecessor’s general and administrative expenses for the three months ended September 30, 2011 were approximately $1.2 million, or $1.85 per Boe.

Interest Expense.  Our predecessor’s interest expense is comprised of interest on its credit facility, amortization of debt issuance costs and realized gains (losses) on its interest rate derivative instruments. Interest expense was approximately $0.4 million for the three months ended September 30, 2011. The impact of unrealized gains and losses from interest rate derivative instruments was immaterial.

Our Predecessor’s Results for the Nine Months Ended September 30, 2011

Our predecessor recorded net income of approximately $43.2 million for the nine months ended September 30, 2011. Net income was driven by revenues and expenses as described below.

Sales Revenues.  Sales revenues of $95.1 million for the nine months ended September 30, 2011 consisted of oil sales of $51.3 million, natural gas sales of $31.5 million and NGL sales of $12.3 million. Our predecessor’s production volumes for the period included 800 MBbls of oil and NGLs and 7,464 MMcf of natural gas, or 2,930 Bbl/d of oil and NGLs and 27,341 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,044 MBoe, or 7,487 Boe/d.

Our predecessor’s average sales price per Bbl for oil and NGLs for the nine months ended September 30, 2011, excluding the effect of commodity derivative contracts, was $91.19 and $51.76, respectively. Our predecessor’s average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $4.21.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, our predecessor recorded a net gain from its commodity hedging program for the period of approximately $32.2 million, which is comprised of a realized gain of approximately $6.1 million and an unrealized gain of approximately $26.1 million.

Lease Operating Expenses.  Our predecessor’s lease operating expenses were approximately $18.7 million, or $9.16 per Boe, for the nine months ended September 30, 2011. Our predecessor’s lease operating expenses were impacted by additional expenses at one of our predecessor’s fields in New Mexico related to increased saltwater disposal costs.

Production and Ad Valorem Taxes.  Our predecessor’s production and ad valorem taxes were approximately $5.7 million, or $2.80 per Boe, for the nine months ended September 30, 2011. Production and ad valorem taxes were low primarily due to changes in the estimates of the appraisals on which property taxes were calculated.

Depletion and Depreciation.  Our predecessor’s depletion and depreciation expense for the nine months ended September 30, 2011 was approximately $32.0 million, or $15.67 per Boe.

Impairment of Oil and Natural Gas Properties.  Our predecessor recorded an impairment charge of $16.8 million during the nine months ended September 30, 2011 due to a decline in commodity prices during the third quarter of 2011.

Management Fees.  Our predecessor incurred a management fee paid to Lime Rock Management in addition to the direct general and administrative expenses it incurred. The management fee was determined by a formula based on our predecessor’s limited partners’ invested capital or the entity capital commitment in Fund I. Our predecessor’s management fees were approximately $4.5 million for the nine months ended September 30, 2011.

General and Administration Expenses.  Our predecessor’s general and administrative expenses for the nine months ended September 30, 2011 were approximately $4.4 million, or $2.16 per Boe, including approximately $2.6 million in transaction costs associated with our IPO during 2011.

Interest Expense.  Our predecessor’s interest expense is comprised of interest on its credit facility, amortization of debt issuance costs and realized gains (losses) on its interest rate derivative instruments. Interest expense was approximately $1.3 million for the nine months ended September 30, 2011. The impact of unrealized gains and losses from interest rate derivative instruments was immaterial.

Non-GAAP Financial Measures

Below we disclose the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow for the periods presented and provide reconciliations of these items to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

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

Our management believes that both Adjusted EBITDA and Distributable Cash Flow are useful to investors because these measures are used by many partnerships in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry.  Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, operating income, or any other measures of financial performance presented in accordance with GAAP. Our Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA and Distributable Cash Flow in the same manner.

Our Adjusted EBITDA for the three months ended September 30, 2012 and June 30, 2012 was approximately $19.5 million and $17.7 million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2012 was approximately $55.4 million. Our predecessor’s Adjusted EBITDA for the three months ended September 30, 2011 was approximately $24.7 million. Our predecessor’s Adjusted EBITDA for the nine months ended September 30, 2011 was approximately $67.8 million.

Our Distributable Cash Flow for the three months ended September 30, 2012 and June 30, 2012 was approximately $12.2 million and $11.3 million, respectively. Our Distributable Cash Flow for the nine months ended September 30, 2012 was approximately $34.9 million.

Reconciliation of Adjusted EBITDA to Net Income

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Partnership			Predecessor
	Three Months	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2012	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Net income (loss)	$13,363	$(15,558)	$2,761	$25,582	$43,185
Income tax expense	24	20	170	(266)	(120)
Interest expense-net, including realized and unrealized losses on interest rate derivative instruments	4,292	4,358	9,006	262	956
Depletion and depreciation	10,559	8,267	28,126	11,163	32,034
Accretion of asset retirement obligations	361	369	1,086	368	1,112
Amortization of equity awards	81	81	231	—	—
(Gain) loss on settlement of asset retirement obligations	(10)	94	(14)	39	39
Unrealized losses on commodity derivative instruments	—	21,463	10,455	—	—
Impairment of oil and natural gas properties	—	451	3,544	16,765	16,765
Interest income	—	—	—	—	(1)
Unrealized gain on commodity derivative instruments	(10,997)	—	—	(29,253)	(26,144)
Adjusted EBITDA	$17,673	$19,545	$55,365	$24,660	$67,826

Distributable Cash Flow

The following table presents a reconciliation of Distributable Cash Flow to Adjusted EBITDA for each of the periods presented. Adjusted EBITDA is reconciled to net income, our most directly comparable GAAP performance measure, above.

	Partnership
	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
(in thousands)	June 30, 2012	September 30, 2012	September 30, 2012
Adjusted EBITDA	$17,673	$19,545	$55,365
Income tax expense	(24)	(20)	(170)
Cash interest expense	(1,080)	(2,080)	(4,570)
Estimated maintenance capital (1)	(5,250)	(5,250)	(15,750)
Distributable Cash Flow	$11,319	$12,195	$34,875

(1)          Amount represents pro-rated capital for the period outstanding.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements depends on our ability to generate cash. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil and natural gas, weather and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

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

We are committed to reinvesting a sufficient amount of our cash flow to fund our exploitation and development capital expenditures in order to maintain our production, and we use, and intend to use in the future, primarily external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, rather than cash reserves established by our general partner, to make acquisitions to further increase our production and proved reserves. Because our proved reserves and production decline continually over time and because we do not own any undeveloped properties or leasehold acreage, we have to make acquisitions to sustain our level of distributions to unitholders over time.

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

As of September 30, 2012, we had borrowing capacity of $57.0 million under our $500 million revolving credit facility ($240 million borrowing base less $183.0 million of outstanding borrowings) and $6.3 million of cash on hand. As of September 30, 2012, we had no available borrowing capacity under our $50 million term loan.

Based upon current oil and natural gas price expectations and our commodity derivatives positions as of September 30, 2012, which cover 89% of our estimated production from total proved developed producing reserves for the remainder of 2012, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our total planned 2012 capital expenditures of approximately $31.0 million, of which approximately $21.0 million is maintenance capital, and planned 2012 annualized cash distributions of approximately $42.8 million. During the nine months ended September 30, 2012, our cash capital expenditures totaled approximately $26.7 million. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution of $0.4775 per unit.

Long-Term Debt

Credit Agreement.  In connection with our IPO, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a senior secured revolving credit facility (as amended, the “Credit Agreement.”) The Credit Agreement is a five-year, $500 million revolving credit facility with a current borrowing base of $240 million.

Our Credit Agreement is reserve-based, and we are permitted to borrow under our Credit Agreement in an amount up to the borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. Our borrowing base is subject to redetermination on a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base under the Credit Agreement was $240 million at September 30, 2012.

We expect that our borrowing base will be redetermined by our lending group during the month of November. We currently do not expect any changes to our borrowing base that would materially impact our operations, capital program, or our ability to make quarterly cash distributions to our unitholders at currently anticipated levels. Unanimous approval by the lenders is required for any increase to the borrowing base. In the future, we may be unable to access sufficient capital under our Credit Agreement as a result of (i) a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

Borrowings under the Credit Agreement are secured by liens on substantially all of our and our subsidiaries’ properties, but in any event, not less than 80% of the PV-10 value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our and our subsidiaries’ other assets including personal property. Additionally, borrowings under the Credit Agreement bear interest, at OLLC’s option, at either (i) the greater of the prime rate as determined by the Administrative Agent, the federal funds effective rate plus 0.50%, and the 30-day adjusted LIBOR plus 1.0%, all of which is subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

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

If we fail to perform our obligations under these and other covenants, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2012, we were in compliance with all covenants contained in the Credit Agreement.

At September 30, 2012, we had approximately $183.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $57.0 million.

Term Loan Agreement.  On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement.

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of September 30, 2012, we were in compliance with all covenants contained in the Term Loan Agreement.

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

Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps, puts and collars in place as of September 30, 2012. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil and natural gas production. These transactions are settled based upon the NYMEX-WTI price of oil and the NYMEX-Henry Hub price of natural gas on the average of the three final trading days of the month, with settlement occurring on the fifth day of the production month.

					Natural Gas
	Oil (NYMEX-WTI)		NGL (NYMEX-WTI)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2012	$97.57	1,686	$51.29	496	$5.15	20,235
2013	$95.19	1,701	$50.49	395	$5.10	20,401
2014	$96.29	1,263	$—	—	$5.52	16,099
2015	$94.49	1,091	$—	—	$5.71	14,593
2016	$85.94	967	$—	—	$4.28	13,367
2017	$—	—	$—	—	$4.54	7,010

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of September 30, 2012. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2012	$(0.1600)	7,552	$(0.0640)	4,652	$(0.0898)	5,155	$(0.0800)	1,090
2013	$(0.1950)	6,756	$(0.0891)	3,729	$(0.1200)	4,804	$(0.1050)	953
2014	$(0.2150)	6,086	$(0.0850)	3,119	$(0.1299)	4,306	$(0.1250)	854
2015	$(0.2300)	5,525	$(0.0992)	2,686	$(0.1398)	3,911	$(0.1375)	776
2016	$—	—	$(0.0950)	178	$(0.1375)	84	$—	—

Cash Flow Statements

	Partnership	Predecessor
	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011
Net cash provided by (used in):
Operating activities	$50,274	$70,176
Investing activities	(26,676)	(39,689)
Financing activities	(18,810)	(37,226)

Operating Activities.

Partnership.  Net cash provided by operating activities was approximately $50.3 million for the nine months ended September 30, 2012. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $24.6 million and $23.1 million at September 30, 2012 and December 31, 2011, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $6.3 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively.

Predecessor.  Net cash provided by operating activities was approximately $70.2 million for the nine months ended September 30, 2011.

Investing Activities.

Partnership.  Net cash used in investing activities was approximately $26.7 million for the nine months ended September 30, 2012, which primarily represented additions to our property and equipment balances during the period.

We expect to spend approximately $31.0 million in total capital expenditures in 2012, of which approximately $21.0 million represents maintenance capital expenditures, on the development of our oil and natural gas properties in 2012.

Predecessor.  Net cash used in investing activities by our predecessor was approximately $39.7 million for the nine months ended September 30, 2011.  The cash used in investing activities was primarily related to the development of oil and natural gas properties of approximately $42.2 million and the acquisition of oil and natural gas properties of approximately $0.4 million, offset by dispositions of oil and natural gas properties of approximately $3.0 million.

Financing Activities.

Partnership.  Net cash used in financing activities was approximately $18.8 million for the nine months ended September 30, 2012, which included distributions paid to our unitholders of $26.5 million, distributions and contributions to our predecessor of $68.9 million and deferred financing costs of $0.5 million, offset by net borrowings of $77.2 million.

Predecessor.  Net cash used in financing activities by our predecessor was approximately $37.2 million for the nine months ended September 30, 2011. The cash used in financing activities was primarily related to distributions of approximately $42.6 million, offset by capital contributions of approximately $5.4 million.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of October 30, 2012, quarterly distributions to all of our unitholders at the minimum quarterly distribution rate would total approximately $10.7 million.  We recently announced an increase to our quarterly distribution for the third quarter of 2012.  Our current distribution is $0.4775 per unit ($1.91 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of October 30, 2012, quarterly distributions to all of our unitholders at the current quarterly distribution rate would total approximately $10.7 million.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2012 though external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our predecessor’s critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described in Note 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Production:
Oil (MBbls)	159	460
Natural gas (MMcf)	2,102	6,989
NGLs (MBbls)	74	208
Total (MBoe)	583	1,833
Average net production (Boe/d)	6,337	6,690

Revenues (in thousands):
Oil	$13,568	$41,375
Natural gas	8,904	29,258
NGLs	4,055	10,889

Lease operating expenses (in thousands)	$5,983	$16,011
Production and ad valorem taxes (in thousands)	$2,473	$4,968

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the commodity price risk, interest rate risk and counterparty and customer credit risk discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis or Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of our principal executive officers and principal financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: November 8, 2012	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: November 8, 2012
	By:	/s/ Jaime R. Casas
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