Form 10-K
period 2012-12-31
LRR Energy, L.P.
filed 2013-03-13
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Units held by non-affiliates was approximately $156,852,000 based on the closing price of $14.90 per unit on that date. For purposes of this calculation, Fund I, which owned 5,049,600 Common Units on such date, is considered an affiliate of the registrant.

There were 15,747,102 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding as of March 8, 2013.

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

Exploitation:  Drilling or other projects that may target proven or unproven reserves (such as probable or possible reserves), but that generally have a lower risk than that associated with exploration projects.

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

WTI:  West Texas Intermediate.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, and may include statements about our:

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

PART I

ITEM 1.                        BUSINESS.

References in this Annual Report on Form 10-K to “LRR Energy,” “Partnership,”  “we,” “our,” “us” or like terms refer collectively to LRR Energy, L.P., its wholly owned operating subsidiary, LRE Operating, LLC (“OLLC”),  and its wholly owned subsidiary organized for the purpose of co-issuing its debt securities, LRE Finance Corporation (“LRE Finance”). References to “Fund I” or “our predecessor” refer collectively to Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), which sold and contributed oil and natural gas properties and related net profits interests and operations to us in connection with our initial public offering (“IPO”). References to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I and Fund II. References to “Fund III”, which was formed in January 2013, refer to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P.

Overview

We are a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources, to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. We acquired the majority of our assets from Fund I in connection with our IPO in November 2011 and in connection with an acquisition from Fund I in June 2012.

Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. As of December 31, 2012, our total estimated proved reserves were approximately 27.9 MMBoe, of which approximately 85% were proved developed reserves (approximately 70% proved developed producing and approximately 15% proved developed non-producing). As of December 31, 2012, we operated 93% of our proved reserves. Our proved reserves had a standardized measure of $325.2 million as of December 31, 2012. Our proved reserves by area are as follows:

Proved Reserves by Operating Region as of December 31, 2012

		% of Total	% Proved	% Oil	%
Operating Region	MBoe	Reserves	Developed	and NGLs	Operated

Permian Basin Region	17,028	61%	76%	71%	94%
Mid-Continent Region	7,593	27%	100%	0%	93%
Gulf Coast Region	3,254	12%	100%	30%	89%
All Regions	27,875	100%	85%	47%	93%

Recent Developments

On January 3, 2013, we completed an acquisition of oil and natural gas properties in the Mid-Continent region in Oklahoma from Fund I for a purchase price of $21.0 million, subject to customary purchase price adjustments. In addition, as part of the transaction, we acquired in the money commodity hedge contracts valued at approximately $1.8 million as of the closing of the acquisition. We funded the acquisition with borrowings under our revolving credit facility.

On January 18, 2013, we announced that the board of directors of our general partner declared a cash distribution for the fourth quarter of 2012 of $0.4800 per outstanding unit, or $1.92 on an annualized basis. The distribution was paid on February 14, 2013 to all unitholders of record as of the close of business on January 30, 2013. The aggregate amount of the distribution was approximately $10.8 million.

Presentation

In June 2012, we completed an acquisition from Fund I of certain oil and natural gas properties (the

“Transferred Properties”) located in the Permian Basin region of New Mexico and onshore Gulf Coast region of Texas for $65.1 million in cash (the “Transaction”). The Transaction was effective as of March 1, 2012.

Because Fund affiliates own 100% of our general partner and because Fund I owns 5,049,600 common units and all of our 6,720,000 subordinated units, representing an aggregate 52.4% limited partner interest in us, each acquisition of assets from Fund I is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. See Note 2 to the Notes to the Consolidated/Combined Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information on the Partnership’s accounting presentation.

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

Our Relationship with Lime Rock Management

Lime Rock Management was founded in 1998 and manages private capital for investment in the energy industry through its investment funds, Lime Rock Resources and Lime Rock Partners. All of our executive officers are employees of Lime Rock Management and provide services to us pursuant to the services agreement that we entered into with Lime Rock Management and Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of Lime Rock Resources, at the closing of our IPO, pursuant to which management, administrative and operational services are provided to our general partner and us to manage and operate our business. Mr. Jonathan Farber, a co-founder of Lime Rock Management and a Managing Director of Lime Rock Partners, and Mr. Townes Pressler, a Managing Director of Lime Rock Partners, serve on the board of directors of our general partner, and certain of our executive officers and non-independent directors own financial interests in Lime Rock Management.

Our Relationship with Lime Rock Resources

Lime Rock Resources was formed by Lime Rock Management for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles, and consists of two investment funds, Fund I, formed in 2005, and Fund II, formed in 2008 as of December 31, 2012. Lime Rock Resources successfully raised $456 million in equity commitments in Fund I and $410 million in equity commitments in Fund II and has a high quality team of 102 industry professionals who provide services to us pursuant to the services agreement. Since 2006, Lime Rock Resources invested approximately (i) $416 million of Fund I equity and $278 million of Fund I leverage and (ii) $326 million of Fund II equity and $313 million of Fund II leverage in 17 major acquisitions of oil and natural gas properties in three diverse producing regions. Fund II currently has approximately $132 million of additional acquisition capacity that it expects to deploy over the next year. Lime Rock Resources established Fund III in January 2013. Fund III has approximately $247 million in equity commitments and approximately $494 million of acquisition capacity that it expects to deploy over the next several years.

Lime Rock Resources is managed and operated by Lime Rock Management and ServCo. Most of the executive officers of Lime Rock Resources, including Mr. Eric Mullins and Mr. Charles Adcock, Co-Chief Executive Officers of Lime Rock Resources, currently serve as executive officers of our general partner. In addition, our non-independent directors and executive officers, other than our Chief Financial Officer, own financial interests in Lime Rock Resources.

Lime Rock Resources had total estimated proved reserves of 37.3 MMBoe as of December 31, 2012, of which approximately 69% were proved developed reserves, with a standardized measure of $739.9 million as of December 31, 2012 and average net production of approximately 5,978 Boe/d for the twelve months ended December 31, 2012. The oil and natural gas properties owned by Lime Rock Resources include properties with characteristics similar to our properties, and Lime Rock Resources expects to invest additional capital into the further development of these properties. Following their successful development, we believe the majority of these properties will be suitable for acquisition by us in the future. Lime Rock Resources has informed us that it intends, from time to time, to offer us the opportunity to purchase some of its existing and future mature, producing oil and natural gas properties and to offer us the opportunity to participate in potential joint acquisition opportunities. Currently, 100% of Lime Rock Resources’ properties are onshore. However, Lime Rock Resources has no obligation to offer or sell any of its properties to us or share future joint acquisition opportunities with us, and any transactions with Lime Rock Resources would be subject to agreeing upon mutually acceptable terms. In addition, Lime Rock Resources and its affiliates, including any future affiliated funds and the exploration and production portfolio companies of Lime Rock Partners, are not limited in their ability to compete with us, including with respect to future acquisition opportunities. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Our Relationship with Lime Rock Partners

Formed in 1998, Lime Rock Partners is a long-term investor of growth capital in energy companies worldwide. Lime Rock Partners’ objective is to generate substantial long-term capital appreciation through investments of private growth capital in energy companies in three principal sectors: (i) exploration and production; (ii) energy service; and (iii) oil service technology. Lime Rock Partners consists of six funds with committed capital totaling approximately $3.8 billion. Although Lime Rock Partners does not invest directly in oil and natural gas properties, its exploration and production portfolio companies do invest in those types of assets. However, those portfolio companies typically target less mature or unconventional properties with higher growth and exploration potential than the properties we seek to acquire.

The Lime Rock Partners investment team consists of approximately 32 professionals in five offices: Houston, Texas; Westport, Connecticut; London, England; Aberdeen, Scotland; and Dubai, United Arab Emirates. The employees who provide services to Lime Rock Partners are experienced energy professionals with expertise in finance and operations and broad technical skills in the oil and natural gas industry. In connection with the business of Lime Rock Partners, these employees review a large number of potential acquisitions. Although Lime Rock Partners is not obligated to do so, Lime Rock Partners may refer new acquisition opportunities to us or the portfolio companies of Lime Rock Partners may sell their mature, low-risk oil and natural gas assets to us if mutually acceptable terms can be agreed to. In addition, Lime Rock Partners’ extensive investments in the energy service and oil service technology sectors may provide introductions, potential vendor relationships and industry intelligence that we believe will enable us to implement the latest services and technologies to increase production, maximize long-term reserve life and achieve cost containment. We believe we will benefit from the collective expertise of the employees who provide services to Lime Rock Partners, their extensive network of industry relationships and technologies, and the access to potential acquisition opportunities that would not otherwise be available to us.

Marketing and Major Customers

The following table indicates our significant customers that accounted for 10% or more of our total revenues for the periods indicated:

	Partnership		Predecessor
	2012	2011(1)	2011(1)	2010

ConocoPhillips	16%	25%	18%	16%
Seminole Energy Services	(2)	16%	12%	13%
Upstream Energy	(2)	12%	(2)	10%
Sunoco	17%	(2)	16%	10%
Shell Trading Company	10%	(2)	(2)	(2)

(1)                     In 2011, we evaluated concentration of credit risk for us and the predecessor by analyzing customer receipts from the oil and natural gas assets as if the predecessor transferred title of the properties to us on January 1, 2011.

(2)                     The customers accounted for less than 10% of total revenues for the periods indicated.

ConocoPhillips, Sunoco and Shell Trading Company purchase the oil production from us pursuant to existing agreements with terms that are currently on “evergreen” status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal. Seminole Energy Services purchases natural gas production from us pursuant to an existing agreement that automatically renews on a year-to-year basis until either party gives six-month advance notice of termination prior to the end of such term, and Upstream Energy markets natural gas production from us pursuant to an existing marketing agreement that automatically renews quarterly until either party gives 30-day advance written notice of termination.

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

Hydraulic Fracturing

Hydraulic fracturing has been a part of the completion process for newly drilled wells on most all of our producing properties in New Mexico, Texas and Oklahoma, and all of our properties are dependent on our ability to hydraulically fracture the producing formations with the exception of the undrilled locations on our properties in the Cowden Ranch area of Texas. Substantially all of our leasehold acreage is currently held by production from existing wells. Therefore, fracturing is not currently required to maintain the current production or the leasehold acreage associated with our properties, but it will be required in the future to develop the proved non-producing and proved undeveloped reserves associated with this acreage. Nearly all of our proved non-producing and proved undeveloped reserves are associated with future drilling, recompletion, and fracture stimulation projects.

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

Water Discharges

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure, or SPCC, plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

Hydraulic Fracturing Regulation.  It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate natural gas production. Hydraulic fracturing is also used to complete conventional vertical oil and gas wells. Due to public concerns raised regarding the potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and as well as the state and local levels have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. The U.S. Congress has considered legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and could require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Hydraulic fracturing using diesel fuels is not exempt under the Safe Drinking Water Act and the EPA has published proposed guidance for the permitting of such activities in May 2012. Members of Congress have also been investigating the activities of certain companies that provide hydraulic fracturing services. The EPA has commenced a multi-year study of the potential environmental impacts of hydraulic fracturing activities, and issued an update on the study on December 20, 2012.  On April 13, 2012, the Department of Interior, the Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. On October 21, 2011, the EPA also announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including states in which we operate. For example, New Mexico, Oklahoma and Texas have recently adopted regulations which require disclosure of hydraulic fracturing fluids. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Adoption of legislation amending the Safe Drinking Water Act or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Air Emissions

The federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published four sets of new rules that imposed new standards for air emissions from oil and natural gas development and production operations, which may require us to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. Texas is in the process of reviewing air permits that cover oil and gas exploration and production activities. Oklahoma proposed a Permit by Rule for minor facilities in the oil and natural gas sector in December 2012 as a result of the new federal rules. We do not believe that these requirements will have a material adverse effect on our operations.

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

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur especially in light of the President’s recent statements in support of measures that will reduce GHG emissions. Such developments may affect how these GHG initiatives will impact us. In addition to these regulatory developments, judicial decisions related to certain tort claims alleging property damage may increase our litigation risk for such claims. The U.S. Supreme Court recently ruled that such actions were preempted under federal law and actions at the state level have been dismissed. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce.

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

Endangered Species Act

Additionally, environmental laws such as the Endangered Species Act, as amended, or ESA, may impact exploration, development and production activities on public or private lands. ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S. and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with ESA. However, the designation of additional endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Legislation continues to be introduced in Congress, and the development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, we do not believe that compliance with these laws will have a material adverse impact on our assets and operations.

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

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on our assets and operations.

Employees

Our general partner has sole responsibility for conducting our business and for managing our operations. However, neither we, our general partner nor our operating subsidiary have any employees. We are party to a services agreement with Lime Rock Management and ServCo pursuant to which management, administrative and operational services are provided to our general partner and us to manage and operate our business.

As of December 31, 2012, ServCo had 102 employees, including nine engineers, three geologists and nine land professionals, who provide services to Lime Rock Resources and us. As of December 31, 2012, Lime Rock Management had 27 employees that provided services to both Lime Rock Resources and us, and had one employee that provided services exclusively to us. Each of ServCo and Lime Rock Management has an agreement with Insperity PEO Services, L.P., a professional employer organization, pursuant to which Insperity provides them with full service human resources services in exchange for a service fee. As a result, all of the employees who will provide services to us are co-employees of Insperity. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations between ServCo and Lime Rock Management and their employees are satisfactory. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, legal, financial and other disciplines as needed.

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

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012

Lime Rock Partners V, L.P. (“Fund V”) owns a minority interest in ITS Tubular Services (Holdings) Limited, a UK company (“ITS”), and has the right to designate two members to the board of directors of ITS.  ITS may be deemed to be under common control with LRE, but this statement is not meant to be an admission that common control exists.  As a result, LRE is providing the disclosure below pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.  LRE has no involvement in or control over the activities of ITS or any of its subsidiaries.  The disclosure relates solely to activities conducted by ITS and its non-U.S. subsidiaries, does not relate to any activities conducted by LRE or Fund V, and does not involve LRE’s or Fund V’s management.  Neither LRE nor Fund V is representing to the accuracy or completeness of such information and undertakes no obligation to correct or update this information.

In 2012, ITS  through its indirect non-U.S. subsidiaries International Tubulars FZE and International Tubular Services Kish Company may have engaged in transactions or dealings with an entity or entities owned or controlled, directly or indirectly, by the Government of Iran by providing equipment and related services pursuant to contracts in Iran.  Fund V is not aware of gross revenues and net profits, if any, attributable to that activity.  Fund V has been informed by ITS that ITS’ subsidiaries have stopped supplying equipment and related services into Iran and are winding down all operations related to Iran.

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

Lower oil and natural gas prices may decrease our revenues and thus cash available for distribution to our unitholders. Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2012, the NYMEX-WTI oil price ranged from a high of $145.29 per Bbl to a low of $31.41 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $13.31 per MMBtu to a low of $1.84 per MMBtu. As of March 8, 2013, the NYMEX-WTI oil spot price was $91.95 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.58 per MMBtu. A significant decrease in commodity prices may cause us to reduce the distributions we pay to our unitholders, or we may cease paying distributions.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. For example, if the prices used in our December 31, 2012 reserve reports had been $10.00 less per barrel for oil and $1.00 less per MMBtu for natural gas, then the standardized measure of our estimated proved reserves as of that date would have decreased by $84.6 million, from $325.2 million to $240.6 million.

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

Our credit facility and term loan have restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.

Our credit facility and term loan restrict, among other things, our ability to incur debt and pay distributions, and require us to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facility or term loan that are not cured or waived within the specified time periods, a significant portion of our indebtedness may become immediately due and payable and we will be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility and term loan are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility or term loan, the lenders could seek to foreclose on our assets.

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

International protocols, federal, regional, state and local laws and regulations relating to climate change and greenhouse gases could cause our operating costs to increase. The EPA is reviewing mechanisms to adopt regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act beginning with large emitters. The EPA issued final rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published mandatory reporting rules for oil and gas systems requiring reporting starting in 2012 for emissions in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGL that we produce.

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

The derivatives provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules adopted and to be adopted by federal regulators could adversely affect our ability to use derivatives to mitigate the commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Act has created a new regulatory framework for derivative transactions (generally referred to as “swaps”), including oil and gas hedging transactions and interest rate swaps. The Commodity Futures and Trading Commission, or the CFTC, federal banking regulators and the SEC have adopted and are adopting rules to implement the new law. Under the new law, parties to swaps of types designated by the CFTC for clearing on a derivatives clearing organization may have to clear those swaps and, in certain instances, execute trades in those swaps on other facilities.  We would have to post collateral in connection with any swaps, including commodities swaps, that we must clear. The new law provides an exception from its clearing and trade execution requirements for swaps entered into by persons that are not “financial entities” (as defined in the new law) to hedge or mitigate their commercial risks.  We intend to elect that exception for our swaps whenever possible.  If we were characterized as a “financial entity,” however, we would be ineligible to elect that exception for the swaps we enter into.  In that circumstance our ability to execute our hedging program efficiently could be adversely affected.  Even if we are able to take advantage of the exception for persons that are not “financial entities,” the CFTC and banking regulators are in the process of adopting rules that will impose margin requirements for non-cleared swaps and that might require us to post cash or other collateral as to such swaps.

Posting of cash collateral for either cleared or non-cleared swaps would reduce our liquidity, including our ability to use our cash for capital and other partnership expenditures, and could reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect our cash flows.  Even if we are not required to clear our swaps or to post cash or other collateral for all or some of our swaps, our contractual counterparties could pass their costs of complying with the new law on to their customers, including us.  Moreover, a Dodd-Frank Act provision may result in one or more of our counterparties spinning-off their derivative operations into separate entities, and those entities may not be as creditworthy as our current counterparties.  Current participants in the U.S. derivatives market may exit the market to avoid the new law and regulations.  All of the changes in the U.S. derivative market resulting from the new law and regulations might not only increase the costs of operating our hedging program, but could also reduce the availability of some types of swaps that protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less creditworthy counterparties.  If, as a result of these factors, we were to reduce our use of swaps to hedge the commodity price, interest rate and other risks we encounter, our results of operations and cash flows may become more volatile and be otherwise adversely affected.

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

•                  Lime Rock Resources, Lime Rock Partners and Lime Rock Management and their affiliates are not limited in their ability to compete with us, including with respect to future acquisition opportunities, and are under no obligation to offer or sell assets to us;

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

•                  we are a party to a services agreement with Lime Rock Management and ServCo pursuant to which management, administrative and operational services are provided to our general partner and us to manage and operate our business. Lime Rock Management and ServCo have similar arrangements with Lime Rock Resources and its affiliates;

•                  our general partner determines which costs, including allocated overhead, incurred by it and its affiliates, including Lime Rock Management and ServCo, are reimbursable by us. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us;

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

Neither our partnership agreement nor the omnibus agreement prohibits Lime Rock Resources, Lime Rock Partners and their affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, Lime Rock Resources and any future affiliated funds may commence raising capital to make acquisitions once 75% of the capital of the most recent fund has been allocated to acquisition opportunities and expenses of such fund, and the portfolio companies of Lime Rock Partners may acquire, develop or dispose of oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Lime Rock Resources is currently in the process of raising Fund III. In addition, Lime Rock Resources has approximately $132 million of additional acquisition capacity that it expects to deploy over the next year. The recently established Fund III has approximately $494 million of acquisition capacity that it expects to deploy over the next several years. Because of Lime Rock Resources’ economic interests to invest those funds, it is likely that they will pursue acquisition opportunities that they may otherwise present to us. Lime Rock Resources and Lime Rock Partners are established participants in the energy business and have greater resources than ours, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for potential acquisitions. As a result, competition from these affiliates could adversely impact our results of operations and cash available for distribution to our unitholders. Additionally, if Lime Rock Resources fails to present us with acquisition opportunities, then we may not be able to replace or increase our estimated proved reserves, which would adversely affect our cash flow from operations and our ability to make cash distributions to our unitholders. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Neither we nor our general partner have any employees and we rely solely on Lime Rock Management and ServCo to manage our business. Most of our management team and the employees of ServCo provide substantially similar services to Lime Rock Resources, and thus are not solely focused on our business.

Neither we nor our general partner have any employees and we rely solely on Lime Rock Management and ServCo to manage us and operate our assets. We are a party to a services agreement with Lime Rock Management and ServCo pursuant to which management, administrative and operational services are provided to our general partner and us to manage and operate our business.

Lime Rock Management and ServCo provide substantially similar services and personnel to Lime Rock Resources. Should Lime Rock Resources form new funds, such as Fund III, Lime Rock Management and ServCo may also enter into similar arrangements with those new funds. Because Lime Rock Management and ServCo provide services to us that are substantially similar to those provided to Lime Rock Resources and, potentially, other funds, Lime Rock Management and ServCo may not have sufficient human, technical and other resources to provide those services at a level that Lime Rock Management and ServCo would be able to provide to us if it did not provide those similar services to Lime Rock Resources and any other funds. Additionally, Lime Rock Management and ServCo may make internal decisions on how to allocate their available resources and expertise that may not always be in our best interest compared to those of Lime Rock Resources or other affiliated funds. There is no requirement that Lime Rock Management and ServCo favor us over Lime Rock Resources or other affiliated funds in providing their services. If the employees of Lime Rock Management and ServCo do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

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

Under our services agreement with Lime Rock Management and ServCo, each of Lime Rock Management and ServCo receives reimbursement for the provision of various services and personnel for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders.

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

The public unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. Fund I currently owns approximately 52.4% of our outstanding voting units.

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

Fund I owns an aggregate of approximately 32.1% of our outstanding common units and all of our subordinated units, which convert into common units at the end of the subordination period. The sale of these units, including common units issued upon the conversion of the subordinated units, in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. Fund I owns an aggregate of approximately 32.1% of our outstanding common units and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of common units and that all of the subordinated units are converted into common units, Fund I will own approximately 52.4% of our aggregate outstanding common units.

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

•                  our results of operations and financial condition; and

•                  prices for oil, NGLs and natural gas.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation or we were to become subject to material additional amounts of entity-level taxation for state purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes (including, but not limited to, due to a change in our business or a change in current law), we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

Changes in current state law may subject us to additional entity-level taxation by individual states or localities. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our units. Our partnership agreement provides that if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the Target Distribution may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect the tax treatment of or impose additional administrative requirements on publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, and any such changes could negatively impact the value of an investment in our units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution and the Target Distribution may be adjusted to reflect the impact of that law on us.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

During past legislative sessions, both the Obama Administration and members of the U.S. Congress have proposed changes that would, if enacted, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation with similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

If the IRS contests any of the U.S. federal income tax positions we take, the market for our units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal, state or local income tax returns and pay tax on their share of our taxable income. Prospective unitholders who are tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our units.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the units.

Because we cannot match transferors and transferees of units and because of other reasons, we will adopt depletion, depreciation and amortization positions that may not conform with all aspects of existing U.S. Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder’s tax returns.

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

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department has issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For this purpose, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS is not available) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a technically terminated publicly traded partnership requests relief and such relief is granted, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

We will adopt certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the units.

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

As of December 31, 2012, our total estimated proved reserves were approximately 27.9 MMBoe, of which approximately 70% were proved developed producing reserves. Our reserves are 53% natural gas as measured by volume as of December 31, 2012. As of December 31, 2012, we operated approximately 93% of our proved reserves and produced from approximately 717 gross (626 net) wells across our operated properties, with an average working interest of approximately 87%. Based on our reserve reports as of December 31, 2012, the estimated decline rate for our existing proved developed producing reserves is approximately 12% per year for 2013 through 2018 and approximately 8% per year thereafter. As of December 31, 2012, approximately 4.2 MMBoe, or approximately 15% of our estimated proved reserves, were proved developed non-producing reserves. Such estimated proved developed non-producing reserves were approximately 54% oil and NGLs and included 200 gross (160 net) recompletion, refracture stimulation and workover projects. In addition, as of December 31, 2012, approximately 4.1 MMBoe, or 15% of our estimated proved reserves, were proved undeveloped reserves. Our proved undeveloped reserves were approximately 84% oil and NGLs and included 212 gross (140 net) identified drilling locations.

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

The following table shows the estimated net proved oil and natural gas reserves of our properties as of December 31, 2012, based on the reserve reports prepared by Miller and Lents, Ltd. (“Miller and Lents”) and Netherland, Sewell and Associates, Inc. (“Netherland Sewell”), our independent petroleum engineers, and certain unaudited information regarding such properties.

	Estimated Net Proved Reserves as of December 31, 2012 (1)
		% of		% Oil		Standardized
		Total	% Proved	and	%	Measure
	MBoe	Reserves	Developed	NGLs	Operated	(thousands)

Permian Basin Region	17,028	61%	76%	71%	94%	$262,872
Mid-Continent Region	7,593	27%	100%	0%	93%	32,436
Gulf Coast Region	3,254	12%	100%	30%	89%	29,933
All Regions	27,875	100%	85%	47%	93%	$325,241

(1)               Our estimated net proved reserves were computed by applying average trailing twelve-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable twelve-month period), held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average trailing twelve-month index prices were $94.71/Bbl for NYMEX-WTI oil and $2.76/MMBtu for NYMEX-Henry Hub natural gas for the twelve months ended December 31, 2012. For NGL pricing, a differential is applied to the $94.71/Bbl average trailing twelve-month index price of oil.

Summary of Oil and Natural Gas Properties and Projects

The Permian Basin Region

Approximately 61% of our estimated proved reserves as of December 31, 2012 and approximately 56% of our average daily net production for the year ended December 31, 2012 were located in the Permian Basin region. Approximately 71% of our estimated net proved reserves in the Permian Basin region are oil and NGLs. The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States, extending over 100,000 square miles in West Texas and southeast New Mexico, and has produced over 24 billion barrels of oil since its discovery in 1921. The Permian Basin is characterized by oil and natural gas fields with long production histories, multiple producing formations and low rates of production decline. The majority of our current production in the Permian Basin region is primary recovery. However, waterflood operations exist in the same formations in nearby properties operated by others and the potential for similar operations exist in some of our wells that produce from the San Andres formation in our Red Lake area.

We own an 82% average working interest across 636 gross (519 net) wells and operate approximately 94% of our properties in the Permian Basin. Our estimated proved reserves for our Permian Basin properties as of December 31, 2012 totaled 17.0 MMBoe and had a standardized measure of $262.9 million, which represented 81% of the total standardized measure for all of our estimated proved reserves. Our Permian Basin properties have a proved developed producing production decline rate of approximately 13% per year over the next five years and approximately 8% thereafter. Based on our reserve report dated December 31, 2012, we expect to spend $26.1 million on recompletions, re-stimulations, workovers and facility upgrades to convert our 2.7 MMBoe of Permian Basin proved developed non-producing reserves to proved developed producing reserves and $120.4 million on drilling to convert our 4.1 MMBoe of Permian Basin proved undeveloped reserves to proved developed producing.

The Mid-Continent Region

Approximately 27% of our estimated proved reserves as of December 31, 2012 and approximately 30% of our average daily net production for the year ended December 31, 2012 were located in the Mid-Continent region. Approximately 100% of our estimated net proved reserves in the Mid-Continent region are natural gas. Our properties in the Mid-Continent Region are characterized by stratigraphic plays with multiple, stacked pay zones and more complex geology than our other operating areas. Similar to our other operating areas, the Mid-Continent region contains a number of fields with long production histories.

We own a 68% average working interest across 145 gross (99 net) wells and operate 93% of our properties in the Mid-Continent region. Our estimated proved reserves for our Mid-Continent region properties as of December 31, 2012 were 7.6 MMBoe and had a standardized measure of $32.4 million, which represented 10% of the total standardized measure for all of our estimated proved reserves. Our Mid-Continent properties have a proved developed producing production decline rate of approximately 9% per year over the next five years and 7% per year thereafter. Based on our reserve report dated December 31, 2012, we expect to spend $1.5 million on recompletions and workovers to convert our 0.7 MMBoe of Mid-Continent proved developed non-producing reserves to proved developed producing reserves.  We do not have any proved undeveloped reserves in the Mid-Continent region.

The Gulf Coast Region

Approximately 12% of our estimated proved reserves as of December 31, 2012 and approximately 14% of our average daily net production for the year ended December 31, 2012 were located in the Gulf Coast region. Approximately 30% of our estimated net proved reserves in the Gulf Coast region are oil and NGLs. Although many assets in the Gulf Coast region exhibit high rates of production decline, our Gulf Coast properties consist primarily of legacy fields and are characterized by relatively stable production profiles and long production histories.

We own a 70% average working interest across 49 gross (34 net) wells and operate 89% of our properties in the Gulf Coast region. Our estimated proved reserves as of December 31, 2012 totaled 3.3 MMBoe and had a standardized measure of $29.9 million as of December 31, 2012, which represented 9% of the total standardized measure for all of our estimated proved reserves. Our Gulf Coast properties have a proved developed producing production decline rate of approximately 14% per year over the next five years and 9% per year thereafter. Based on our reserve report dated December 31, 2012, we expect to spend $1.1 million on recompletions and workovers to convert our 0.7 MMBoe of Gulf Coast proved developed non-producing reserves to proved developed producing reserves. We do not have any proved undeveloped reserves in the Gulf Coast region.

Oil and Natural Gas Data and Operations

Internal Controls

Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by ServCo’s corporate reservoir engineering staff. ServCo maintains internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with ServCo’s internal production and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed internally by our senior management on a periodic basis throughout the year. Our reserve estimates are evaluated by Miller and Lents, Ltd. (“Miller and Lents”) and Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), our independent third-party reserve engineers, or another independent reserve engineering firm, at least annually.

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

Qualifications of Responsible Technical Persons

Internal Engineer.  Christopher Butta, Vice President and Chief Engineer of our general partner, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Butta is also responsible for liaison with and oversight of our third-party reserve engineers. Mr. Butta has 29 years of industry experience. From 1991 through 2005, Mr. Butta worked at Miller and Lents, an independent oil and gas consulting firm. During his 14 years at Miller and Lents, he rose from Consulting Engineer to Senior Vice President. From 1984 to 1991, Mr. Butta worked at ARCO Oil and Gas Company. He holds a Bachelor of Science degree in Petroleum Engineering from University of Missouri-Rolla.

Miller and Lents.  Miller and Lents is an independent oil and natural gas consulting firm. No director, officer, or key employee of Miller and Lents has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Miller and Lents’ compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Miller and Lents has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Miller and Lents report was overseen by Ms. Leslie Fallon. Ms. Fallon is an experienced reservoir engineer having been a practicing petroleum engineer since 1983. She has more than 30 years of experience in reserves evaluation. She has a Bachelor of Science Degree in Mechanical Engineering from The University of Texas at Austin and is a Registered Professional Engineer in the State of Texas.

Netherland Sewell.  Netherland Sewell is an independent oil and natural gas consulting firm. No director, officer, or key employee of Netherland Sewell has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Netherland Sewell’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Netherland Sewell has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Netherland Sewell report was overseen by Mr. Lee E. George. Mr. George is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 31 years of experience in reserves evaluation. He has a Bachelor of Science Degree in Civil Engineering from The University of Texas at Austin and is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties, and the standardized measure amounts associated with such reserves, as of December 31, 2012, prepared by Miller and Lents and Netherland Sewell, our independent reserve engineers. All of our reserves have been reviewed by independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

As of December 31, 2012
Reserve Data(1):
Estimated proved reserves:
Oil (MBbls)	9,665
NGLs (MBbls)	3,441
Natural gas (MMcf)	88,615
Total estimated proved reserves (MBoe)(2)	27,875
Estimated proved developed reserves:
Oil (MBbls)	6,979
NGLs (MBbls)	2,716
Natural gas (MMcf)	84,747
Total estimated proved developed reserves (MBoe)(2)	23,819
Estimated proved undeveloped reserves:
Oil (MBbls)	2,686
NGLs (MBbls)	725
Natural gas (MMcf)	3,868
Total estimated proved undeveloped reserves (MBoe)(2)	4,056
Standardized Measure (in millions)(3)	$325.2

(1)                                 Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.71/Bbl for NYMEX-WTI oil and NGLs and $2.76/MMBtu for NYMEX-Henry Hub natural gas at December 31, 2012. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. For NGL pricing, a differential is applied to the unweighted arithmetic average first-day-of-the-month oil prices for the prior twelve months. As of December 31, 2012, the relevant average realized prices for oil, natural gas and NGLs were $89.20 per Bbl, $2.80 per Mcf and $45.86 per Bbl, respectively.

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

Development of Proved Undeveloped Reserves

The following table represents a summary of activity within our proved undeveloped reserve category for the year ended December 31, 2012:

			Natural
	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Proved undeveloped reserves-beginning of year	2,233	748	9,207	4,516
Transferred to proved developed through drilling	(318)	(106)	(437)	(497)
Increase (decrease) due to evaluation reassessments and drilling results, net	771	83	(4,902)	37
Acquisition of reserves	—	—	—	—
Reductions of proved developed reserves aged five or more years	—	—	—	—
Proved undeveloped reserves-end of period	2,686	725	3,868	4,056

The decrease in natural gas proved undeveloped reserves was primarily due to significantly lower natural gas prices during 2012. We incurred $13.8 million in capital to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2012.

All of our proved undeveloped reserves as of December 31, 2012 are scheduled to be developed on a date that is five years or less from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from our cash flow from operations. Our expectation is to continue to fund our drilling and development programs primarily from our cash flow from operations. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations in the next five years from our cash flow from operations and, if needed, our credit facility. For a more detailed discussion of our liquidity position, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenues and Price History

For a description of our historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Drilling and Other Exploratory and Development Activities

Drilling Activities.  As of December 31, 2012, we were not completing, recompleting or conducting a capital workover on any well or completing production testing on any well. We were production testing one well recompletion as of December 31, 2012.

The following table sets forth information with respect to wells drilled and completed by us during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Partnership				Predecessor
	2012		2011(1)		2011		2010
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	17	14	0	0	31	17	27	16
Dry	0	0	0	0	0	0	1	1
Exploratory wells:
Productive	0	0	0	0	0	0	0	0
Dry	0	0	0	0	0	0	0	0
Total wells:
Productive	17	14	0	0	31	17	27	16
Dry	0	0	0	0	0	0	1	1
Total	17	14	0	0	31	17	28	17

(1)                                 Reflects our drilling activity for the period from November 16 to December 31, 2011.

Other Exploratory and Development Activities.  As of December 31, 2012, we did not have any exploratory activities in progress on our properties.

Productive Wells

The following table sets forth information at December 31, 2012 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are approximately the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	241	212	476	414
Non-operated	42	10	60	14
Total	283	222	536	428

Developed Acreage

The following table sets forth information as of December 31, 2012 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2012, substantially all of our leasehold acreage was held by production.

	Developed Acreage
	Gross (1)	Net (2)
Permian Basin	153,191	124,773
Mid-Continent	22,643	16,331
Gulf Coast	15,643	12,368
Total	191,477	153,472

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

Exploitation Activities

Reserve additions due to extensions and discoveries are primarily in the proved undeveloped reserve category. As of December 31, 2012, we have identified 200 gross (160 net) recompletion, refracture stimulation and workover projects and 212 gross (140 net) proved undeveloped drilling locations on our properties. Excluding acquisitions, we anticipate capital expenditures of approximately $28.3 million during the twelve months ending December 31, 2013, including drilling 33 gross (29 net) development wells and executing 32 gross (21 net) recompletions, refracture stimulations and workover projects.

Operations

General

As of December 31, 2012, we operated approximately 93% of our proved reserves. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate. Independent contractors provide all the equipment and personnel associated with these activities. Pursuant to our services agreement with ServCo and Lime Rock Management, ServCo and Lime Rock Management provide management, administrative and operational services to our general partner and us to manage and operate our business. ServCo employs production and reservoir engineers, geologists and other specialists, as well as field personnel. We charge the non-operating partners a contractual administrative overhead charge for operating the wells. Some of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties range from 6% to 54%, resulting in a net revenue interest to us ranging from 2% to 88%, or 65% on average for most of our leases.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common units are listed and traded on the NYSE under the symbol “LRE.” As of March 8, 2013, there were 15,747,102 common units outstanding held by approximately seven holders of record, including common units held by Lime Rock Resources. This number does not include owners from whom common units may be held in “street name.” The table below represents the daily high and low sales price per common unit for the period from November 11, 2011 (the initial listing date of the units) through December 31, 2011 and the year ended December 31, 2012.

	Common Unit Price Range
	High	Low
2012
Fourth quarter	$20.08	$15.66
Third quarter	$19.00	$14.23
Second quarter	$20.63	$12.25
First quarter	$21.62	$17.68
2011
November 11-December 31	$22.39	$17.03

We have also issued 6,720,000 subordinated units, for which there is no established trading public trading market. The subordinated units are held by Fund I. Finally, we have issued 22,400 general partner units to LRE GP, LLC.

Cash Distribution to Unitholders

			Limited Partners
	For the quarterly	General	Public	Affiliated		Total	Distribution
Date Paid	period ended	Partner	Common	Common	Subordinated	Distributions	Per Unit
	(in thousands)
February 14, 2012(1)	December 31, 2011	$5	$2,474	$1,173	$1,561	$5,213	$0.2323
May 14, 2012	March 31, 2012	11	5,062	2,399	3,192	10,664	0.4750
August 14, 2012	June 30, 2012	11	5,063	2,399	3,192	10,665	0.4750
November 14, 2012	September 30, 2012	10	5,090	2,411	3,209	10,720	0.4775
February 14, 2013	December 31, 2012	11	5,125	2,424	3,225	10,785	0.4800

(1)         The distribution for the fourth quarter of 2011 represented a proration of our minimum quarterly distribution of $0.4750 per unit for the period from November 16 through December 31, 2011.

On January 18, 2013, the board of directors of LRE, GP, LLC declared a quarterly cash distribution for the fourth quarter of 2012 of $0.4800 per unit. The aggregate distribution of $10.8 million was paid on February 14, 2013 to unitholders of record as of the close of business on January 30, 2013.

Cash Distribution Policy

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended December 31, 2011, we distribute all of our available cash to unitholders of record on the applicable record date.

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

The subordination period will extend until the first business day of any quarter after December 31, 2014 that we have earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, provided there are no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time.  One third of the subordinated units did not convert pursuant to the provisions of our partnership agreement following our distribution for the fourth quarter of 2012 that was paid on February 14, 2013. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

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

During Subordination Period. Assuming our general partner has, and maintains a 0.1% general partner interest in us, our partnership agreement requires us to distribute all of our available cash from operating surplus for each quarter in the following manner during the subordination period:

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

The percentage interests shown for our general partner include a 0.1% general partner interest. We refer to the additional increasing distributions to our general partner in excess of its general partner interest as “incentive distributions.”

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2012.

Unregistered Sales of Equity Securities

None not previously reported on a current report on Form 8-K.

Issuer Purchaser of Equity Securities

None.

ITEM 6.                                                SELECTED FINANCIAL DATA.

The selected consolidated financial data presented as of December 31, 2012 and 2011 and for the year ended December 31, 2012 and for the period from November 16 to December 31, 2011 are derived from our audited financial statements. The selected financial data for the period from January 1 to November 15, 2011 and as of and for the years ended December 31, 2010, 2009 and 2008 are derived from the audited financial statements of our predecessor. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein. The following table shows selected financial data of the Partnership and our predecessor for the periods and as of the dates indicated.

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	November 15,	December 31,	December 31,	December 31,
(in thousands)	2012	2011	2011	2010	2009	2008

Statement of Operations Data:
Revenues:
Oil sales	$60,934	$8,259	$59,605	$52,670	$34,604	$58,852
Natural gas sales	21,522	3,642	35,883	48,088	33,798	100,378
Natural gas liquids sales	10,907	1,829	14,500	14,748	10,617	20,393
Realized gain (loss) on commodity derivative instruments	23,350	4,015	9,353	48,029	70,902	(2,676)
Unrealized gain (loss) on commodity derivative instruments	(11,264)	6,664	12,674	(23,964)	(62,375)	117,757
Other income	45	—	159	116	24	18
Total revenues	105,494	24,409	132,174	139,687	87,570	294,722
Operating expenses:
Lease operating expenses	25,617	2,780	21,391	23,804	19,066	18,781
Production and ad valorem taxes	7,009	976	7,763	9,320	6,731	13,899
Depletion and depreciation	41,583	5,061	37,206	55,828	56,349	79,477
Impairment of oil and gas properties	3,544	—	16,765	11,712	—	121,561
Accretion expense	1,460	175	1,290	1,366	1,255	691
(Gain) loss on settlement of asset retirement obligations	(31)	—	496	(209)	(1,570)	250
Management fees	—	—	5,435	6,104	8,500	8,500
General and administrative expenses	12,632	1,749	5,149	5,293	2,408	2,493
Total operating expenses	91,814	10,741	95,495	113,218	92,739	245,652

Operating income (loss)	13,680	13,668	36,679	26,469	(5,169)	49,070

Other income (expense), net
Interest income	—	—	1	17	87	623
Interest expense	(6,596)	(604)	(919)	(3,223)	(1,274)	(2,131)
Realized loss on interest rate derivative instruments	(465)	—	(574)	(649)	(457)	(71)
Unrealized gain (loss) on interest rate derivative instruments	(4,185)	—	441	(248)	95	(709)
Other income (expense), net	(11,246)	(604)	(1,051)	(4,103)	(1,549)	(2,288)

Income (loss) before taxes	2,434	13,064	35,628	22,366	(6,718)	46,782

Income tax benefit (expense)	(172)	(48)	76	(32)	622	(971)

Net income (loss)	$2,262	$13,016	$35,704	$22,334	$(6,096)	$45,811
Net income attributable to predecessor operations	(2,265)	(866)
Net income (loss) available to unitholders	$(3)	$12,150

General partner’s interest in net income (loss)	$—	$12
Limited partners’ interest in net income (loss)	$(3)	$12,138
Net income (loss) per limited partner unit (basic and diluted)	$0.00	$0.54
Weighted average number of limited partner units outstanding (basic and diluted)	22,425	22,418

Other Financial Data:
Adjusted EBITDA	$71,813	$12,271	$79,762	$119,130	$113,240	$133,292

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to		Year Ended	Year Ended	Year Ended
	December 31,	December 31,	November 15,		December 31,	December 31,	December 31,
(in thousands)	2012	2011	2011		2010	2009	2008

Cash Flow Data:
Net cash provided by operating activities	$67,901	$4,191	$84,027		$121,269	$108,148	$139,236
Net cash used in investing activities	$(31,416)	$(755)	$(44,891)		$(125,846)	$(25,129)	$(217,986)
Net cash provided by (used in) financing activities	$(34,531)	$(1,923)	$(38,000)		$1,505	$(118,151)	$117,758

Balance Sheet Data:
Working capital	$18,281	$23,124		(1)	$33,209	$57,466	$113,846
Total assets	$502,486	$521,014		(1)	$504,622	$465,691	$593,866
Total debt	$228,000	$155,800		(1)	$27,251	$24,150	$32,250
Unitholders’ Equity/partners’ capital	$229,835	$333,429		(1)	$426,733	$405,646	$521,784

(1)                                 These balance sheet amounts are not presented as they are not included in the predecessor’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Our Adjusted EBITDA for the year ended December 31, 2012 and for the period from November 16 to December 31, 2011 was approximately $71.8 million and $12.3 million, respectively. Our predecessor’s Adjusted EBITDA for the period from January 1 to November 11, 2011 and the years ended December 31, 2010, 2009 and 2008 was approximately $79.8 million, $119.1 million, $113.2 million and $133.3 million, respectively.

Our Distributable Cash Flow for the year ended December 31, 2012 and for the period from November 16 to December 31, 2011 was approximately $44.1 million and $9.6 million, respectively.

Reconciliation of Adjusted EBITDA to Net Income

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP performance measure, for each of the periods presented.

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	November 15,	December 31,	December 31,	December 31,
(in thousands)	2012	2011	2011	2010	2009	2008

Net income (loss)	$2,262	$13,016	$35,704	$22,334	$(6,096)	$45,811
Income tax expense (benefit)	172	48	(76)	32	(622)	971
Interest expense-net, including realized and unrealized losses on interest rate derivative instruments	11,246	604	1,052	4,120	1,636	2,911
Depletion and depreciation	41,583	5,061	37,206	55,828	56,349	79,477
Accretion of asset retirement obligations	1,460	175	1,290	1,366	1,255	691
Amortization of equity awards	313	31	—	—	—	—
Gain (loss) on settlement of asset retirement obligations	(31)	—	496	(209)	(1,570)	250
Unrealized losses on commodity derivative instruments	11,264	—	—	23,964	62,375	—
Impairment of oil and natural gas properties	3,544	—	16,765	11,712	—	121,561
Interest income	—	—	(1)	(17)	(87)	(623)
Unrealized gain on commodity derivative instruments	—	(6,664)	(12,674)	—	—	(117,757)
Adjusted EBITDA	$71,813	$12,271	$79,762	$119,130	$113,240	$133,292

Distributable Cash Flow

The following table presents a reconciliation of Distributable Cash Flow to Adjusted EBITDA for the periods presented. Adjusted EBITDA is reconciled to net income, our most directly comparable GAAP performance measure, above.

	Year Ended	November 16 to
	December 31,	December 31,
(in thousands)	2012	2011

Adjusted EBITDA	$71,813	$12,271
Income tax expense	(172)	(48)
Cash interest expense	(6,547)	—
Estimated maintenance capital	(21,000)	(2,625)
Distributable Cash Flow	$44,094	$9,598

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

Overview

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. LRR A, LRR B and LRR C were formed by Lime Rock Management in July 2005 for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles. As used herein, references to “Fund I” or “predecessor” refer collectively to LRR A, LRR B and LRR C. Fund I is managed by Lime Rock Management and pays a management fee to Lime Rock Management. In addition, Fund I also receives administrative services from, and pays an administrative services fee to, Lime Rock Resources Operating Company, Inc. (“ServCo”).

Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. These properties consist of working interests in 717 gross (626 net) producing wells, of which we owned an approximate 87% average working interest. As of December 31, 2012, our total estimated proved reserves were approximately 27.9 MMBoe, of which approximately 47% were oil and NGLs as measured by volume, approximately 71% were proved developed producing and approximately 15% were proved developed non-producing. As of December 31, 2012, our estimated proved reserves had a standardized measure of $325.2 million.

Of our total estimated proved reserves as of December 31, 2012, 17.0 MMBoe, or approximately 61%, are located in the Permian Basin region; 7.6 MMBoe, or approximately 27%, are located in the Mid-Continent region; and 3.3 MMBoe, or approximately 12%, are located in the Gulf Coast region.

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

•                  Distributable Cash Flow.

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

Natural Gas Prices.  The NYMEX-Henry Hub price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. Similar to oil, the actual prices realized from the sale of natural gas differ from the quoted NYMEX-Henry Hub price as a result of quality and location differentials. Quality differentials to NYMEX-Henry Hub prices result from: (1) the Btu content of natural gas, which measures its heating value, and (2) the percentage of sulfur, CO2 and other inert content by volume. Wet natural gas with a high Btu content sells at a premium to low Btu content dry natural gas because it yields a greater quantity of NGLs. Natural gas with low sulfur and CO2 content sells at a premium to natural gas with high sulfur and CO2 content because of the added cost to separate the sulfur and CO2 from the natural gas to render it marketable. The wet natural gas is processed in third-party natural gas plants and residue natural gas as well as NGLs are recovered and sold. The dry natural gas residue from our properties is generally sold based on index prices in the region from which it is produced.

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

NGL Prices.  Gas produced from a well that is fused with NGLs is referred to as “wet gas.” Wet gas is generally sold at the wellhead or transported to a gas processing plant where the NGLs are separated from the wet gas, leaving NGL component products and “dry gas” residue. Both the NGLs and dry gas residue are transported from or sold at a gas processing plant’s “tailgate.” The NGLs recovered from the processing of our wet gas are sold as blended NGL barrels at a Mont Belvieu or Conway posted price, which is representative of the weighted average market value of the five primary NGL component products. For the majority of the properties that we operate that produce wet gas, we have agreements in place with gas plants in the various regions to process this natural gas in order to receive the revenue benefit of the NGLs that are generated from processing.

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX-WTI oil price ranged from a high of $109.49 per Bbl to a low of $77.69 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $3.77 per MMBtu to a low of $1.84 per MMBtu. For the five years ended December 31, 2012, the NYMEX-WTI oil price ranged from a high of $145.29 per Bbl to a low of $31.41 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $13.31 per MMBtu to a low of $1.84 per MMBtu. As of March 8, 2013, the NYMEX-WTI oil spot price was $91.95 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.58 per MMBtu.

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

For a summary of volumes of our production covered by commodity derivative contracts and the average prices at which the production is hedged as of December 31, 2012, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

General and Administrative Expenses.  We have entered into a services agreement with Lime Rock Management and ServCo pursuant to which management, administrative and operating services are provided to our general partner and us to manage and operate our business. Our general partner reimburses Lime Rock Management and ServCo for all costs and services they incur on our general partner’s and our behalf. Under the services agreement, our general partner will reimburse each of Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. For further information regarding the services agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Services Agreement.”

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

Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, operating income or any other measure of financial performance presented in accordance with GAAP. Our Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA or Distributable Cash Flow in the same manner. For further discussion of these non-GAAP financial measures, please read “Item 6. Selected Financial Data — Non-GAAP Financial Measures.”

Trends and 2013 Outlook

We expect to spend approximately $28 million of total capital expenditures on the development of our oil and natural gas properties in 2013, including approximately $19.2 million of maintenance capital expenditures. Maintenance capital expenditures represent our estimate of the amount of capital required on average per year to maintain our production over the long term. We expect to spend the remaining $8.8 million of estimated expenditures primarily on projects designed to reduce operating costs and potentially growth capital. The estimated capital expenditures for 2013 do not include any amounts for acquisitions of oil and natural gas properties.

The estimate of total capital expenditures provided above sets forth management’s best estimate based on current and anticipated market conditions and is based on current expectations as to the level of capital expenditures, which in turn depends on the amount of oil, natural gas and NGLs we produce, oil, natural gas and NGL prices, the prices at which we sell our oil, natural gas and NGL production, the level of our operating costs and the prices at which we enter into commodity derivative contracts.

Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and are expected to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Please read “Item 1A. Risk Factors.”

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we have entered into commodity derivative contracts, and we intend to enter into commodity derivative contracts in the future, to reduce cash flow volatility. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a summary of volumes of our production covered by commodity derivative contracts and the average prices at which the production is hedged through 2017.

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

Because Fund I affiliates own 100% of our general partner and because Fund I owns 5,049,600 common units and all of our 6,720,000 subordinated units, representing an aggregate 52.4% limited partner interest in us, each acquisition of assets from Fund I is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. The table set forth below includes selected recast historical financial information as if the Transferred Properties were owned by us since November 16, 2011.

	Partnership		Predecessor
	Year Ended	November 16	January 1 to	Year Ended
	December 31,	to December 31,	November 15,	December 31,
	2012	2011	2011	2010
Revenues (in thousands):
Oil sales	$60,934	$8,259	$59,605	$52,670
Natural gas sales	21,522	3,642	35,883	48,088
Natural gas liquids sales	10,907	1,829	14,500	14,748
Realized gain on commodity derivative instruments	23,350	4,015	9,353	48,029
Unrealized gain (loss) on commodity derivative instruments	(11,264)	6,664	12,674	(23,964)
Other income	45	—	159	116
Total revenues	105,494	24,409	132,174	139,687

Expenses (in thousands):
Lease operating expense	25,617	2,780	21,391	23,804
Production and ad valorem taxes	7,009	976	7,763	9,320
Depletion and depreciation	41,583	5,061	37,206	55,828
Impairment of oil and natural gas properties	3,544	—	16,765	11,712
Management fees	—	—	5,435	6,104
General and administrative expense	12,632	1,749	5,149	5,293	(1)
Interest expense	6,596	604	919	3,223
Realized gain (loss) on interest rate derivative instruments	(465)	—	574	649

Production: (2), (3)
Oil (MBbls)	696	88	657	698
Natural gas (MMcf)	7,942	1,086	8,606	11,287
NGLs (MBbls)	287	32	269	376
Total (MBoe)	2,307	301	2,360	2,955
Average net production (Boe/d)	6,303	6,543	7,398	8,096

(1)                                 General and administrative expenses for the year ended December 31, 2010 include a $2.5 million finder’s fee incurred in connection with the Potato Hills acquisition.

(2)                                 The Red Lake area constituted approximately 39% of our estimated proved reserves as of December 31, 2012. Our production from the Red Lake area was 707 MBoe and 79 MBoe for the year ended December 31, 2012 and the period from November 16 to December 31, 2011, respectively. Our predecessor’s production from the Red Lake area was 473 MBoe and 518 MBoe for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively.

(3)                                 The Potato Hills field constituted approximately 24% of our estimated proved reserves as of December 31, 2012. Our production from the Potato Hills field was 531 MBoe and 72 MBoe for the year ended December 31, 2012 and the period from November 16 to December 31, 2011, respectively. Our predecessor’s production from the Potato Hills field was 527 MBoe and 614 MBoe for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively.

	Partnership		Predecessor
	Year Ended	November 16	January 1 to	Year Ended
	December 31,	to December 31,	November 15,	December 31,
	2012	2011	2011	2010

Average sales price:
Oil (per Bbl):
Sales price	$87.55	$93.85	$90.72	$75.46
Effect of realized commodity derivative instruments (1)	5.25	8.15	(10.66)	23.15
Realized sales price	$92.80	$102.00	$80.06	$98.61

Natural gas (per Mcf):
Sales price	$2.71	$3.35	$4.17	$4.26
Effect of realized commodity derivative instruments(1)	2.28	3.06	1.92	2.82
Realized sales price	$4.99	$6.41	$6.09	$7.08

NGLs (per Bbl)
Sales price	$38.00	$57.16	$53.90	$39.22
Effect of realized commodity derivative instruments(1)	5.66	(0.78)	(0.65)	—
Realized sales price	$43.66	$56.38	$53.25	$39.22

Average unit costs per Boe:
Lease operating expenses	$11.11	$9.24	$9.06	$8.06
Production and ad valorem taxes	$3.04	$3.24	$3.29	$3.15
Management fees	$—	$—	$2.30	$2.07
General and administrative expenses	$5.48	$5.81	$2.18	$1.79
Depletion and depreciation	$18.03	$16.81	$15.76	$18.89

(1)                                 Realized gains (losses) on commodity derivative instruments were $10.12 and $13.34 per Boe for the year ended December 31, 2012 and the period from November 16 to December 31, 2011, respectively. Realized gains (losses) on commodity derivative instruments were $3.96 and $16.25 per Boe, for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively.

Partnership’s Results of Operations

Our Results for the Year Ended December 31, 2012

We recorded net income of $2.3 million for the year ended December 31, 2012. This net income was primarily driven by total revenues of $93.3 million offset by lease operating expenses of $25.6 million, production and ad valorem taxes of $7.0 million, depletion and depreciation of $41.6 million and general and administrative expenses of $12.6 million.

Sales Revenues.  Sales revenues of $93.3 million for the period consisted of oil sales of $60.9 million, natural gas sales of $21.5 million and NGL sales of $10.9 million. Our production volumes for the period included 983 MBbls of oil and NGLs and 7,942 MMcf of natural gas, or 2,686 Bbl/d of oil and NGLs and 21,699 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,307 MBoe, or 6,303 Boe/d.

Our average sales price per Bbl for oil and NGLs for the period, excluding the effect of commodity derivative contracts, was $87.55 and $38.00, respectively. Our average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $2.71.

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

Relating to the Pecos Slope field curtailment previously disclosed in our periodic reports filed with the SEC, approximately 1.0 MMcf/d of production was curtailed during 2012 due to the gas containing a nitrogen percentage greater than our gas purchaser’s specification. The curtailment is expected to remain at this level until a field-wide nitrogen rejection facility is installed in the second quarter of 2013 by the third-party gas gathering company. The actual timing and amount of resumed production may differ from these estimates.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the period of approximately $12.1 million, which is comprised of a realized gain of approximately $23.4 million and an unrealized loss of approximately $11.3 million.

Lease Operating Expenses.  Our lease operating expenses were approximately $25.6 million, or $11.11 per Boe, for the period.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $7.0 million, or $3.04 per Boe, for the period. Production taxes accounted for approximately $6.3 million and ad valorem taxes for $0.7 million of the total taxes recorded.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $41.6 million, or $18.03 per Boe, for the period.

Impairment of Oil and Natural Gas Properties.  We recorded impairment charges of approximately $3.5 million for the year ended December 31, 2012.  Approximately $3.1 million of this amount related to a decline in natural gas prices that impacted our proved properties during the first quarter of 2012, and the remaining $0.4 million related to impairments of unproved properties in the third quarter of 2012.

If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of March 8, 2013, the NYMEX-WTI oil spot price was $91.95 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.58 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $12.6 million, or $5.48 per Boe, for the year ended December 31, 2012.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan, amortization of debt issuance costs and realized gains (losses) on our interest rate derivative instruments. Interest expense was approximately $7.1 million for the year ended December 31, 2012. Unrealized losses on interest rate derivative contracts were approximately $4.2 million for the year ended December 31, 2012 due to a decline in interest rates over the period.

Our Results for the Period from November 16 to December 31, 2011

We recorded net income of $13.0 million during the period from November 16 to December 31, 2011. This net income was primarily driven by total revenues of $24.4 million offset by lease operating expenses of $2.8 million, production and ad valorem taxes of $1.0 million, depletion and depreciation of $5.1 million and general and administrative expenses of $1.7 million.

Sales Revenues.  Sales revenues of $13.7 million for the period consisted of oil sales of $8.3 million, natural gas sales of $3.6 million and NGL sales of $1.8 million. Our production volumes for the period included 120 MBbls of oil and NGLs and 1,086 MMcf of natural gas, or 2,609 Bbl/d of oil and NGLs and 23,609 Mcf/d of natural gas. On an equivalent basis, production for the period was 301 MBoe, or 6,543 Boe/d.

Our average sales price per Bbl for oil and NGLs, excluding the effect of commodity derivative contracts, for the period was $93.85 and $57.16, respectively. Our average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $3.35.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the period of approximately $10.7 million, which is comprised of a realized gain of approximately $4.0 million and an unrealized gain of approximately $6.7 million.

Lease Operating Expenses.  Our lease operating expenses were approximately $2.8 million, or $9.24 per Boe, for the period. The per Boe amount is consistent with our predecessor’s rate for the remainder of 2011.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $1.0 million, or $3.24 per Boe, for the period. The per Boe amount is consistent with our predecessor’s rate for the remainder of 2011. Production taxes accounted for approximately $0.9 million and ad valorem taxes for $0.1 million of the total taxes recorded.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $5.1 million, or $16.81 per Boe, for the period.

Impairment of Oil and Natural Gas Properties.  We did not record any impairment charges during the period.

General and Administration Expenses.  Our general and administrative expenses were approximately $1.7 million, or $5.81 per Boe, for the period. The higher per Boe rate than our predecessor is primarily driven by additional expenses related to us being a public company.

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

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of our capital expenditures using borrowings under our credit facility or term loan, issuances of debt and equity securities or from other sources, such as asset sales. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our credit facility and term loan. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves.

As of December 31, 2012, we had borrowing capacity of $72.0 million under our $500 million revolving credit facility ($250 million borrowing base less $178.0 million of outstanding borrowings) and $3.5 million of cash on hand. Based upon current oil and natural gas price expectations and our commodity derivatives positions for the year ending December 31, 2013, which cover 83% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our total planned 2013 capital expenditures of approximately $28 million, of which approximately $19.2 million is maintenance capital, and planned 2013 annualized cash distributions of approximately $43.2 million. During the year ended December 31, 2012, our cash capital expenditures totaled approximately $31.4 million. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution of $0.4800 per unit.

Capital Expenditures

Maintenance capital expenditures represent our estimate of the amount of capital required on average per year to maintain our production over the long term. The primary purpose of maintenance capital is to maintain our production at a steady level over the long term to maintain our distributions per unit. We have estimated our maintenance capital expenditures to be approximately $19.2 million in 2013.

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital expenditures is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner that is expected to be accretive to our unitholders. Growth capital expenditures may include projects on our existing asset base. Although we may make acquisitions during 2013, including potential acquisitions of producing properties from Lime Rock Resources, we have not estimated any growth capital expenditures related to potential opportunistic acquisitions because we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts.

The amount and timing of our capital expenditures is largely discretionary and within our general partner’s control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, our general partner may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2013. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures.

Credit Agreement

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

If we fail to perform our obligations under these and other covenants, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2012, we were in compliance with all covenants contained in the Credit Agreement.

At December 31, 2012, we had approximately $178.0 million of outstanding borrowings under our Credit

Agreement and available borrowing capacity of approximately $72.0 million. As of March 8, 2013, we had approximately $205.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $45.0 million.  The increased borrowings were primarily driven by our January 2013 acquisition of oil and natural gas properties from Fund I and working capital borrowings due to the timing of our monthly receipts of cash.

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2012, we were in compliance with all covenants contained in the Term Loan Agreement.

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

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps, puts and collars in place as of December 31, 2012. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil and natural gas production. These transactions are settled based upon the NYMEX-WTI price of oil and NYMEX-Henry Hub price of natural gas on the average of the three final trading days of the month, with settlement occurring on the fifth day of the production month.

					Natural Gas
	Oil (NYMEX-WTI)		NGL (NYMEX-WTI)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2013	$95.19	1,701	$50.49	395	$5.10	20,401
2014	$96.29	1,263	$—	—	$5.52	16,099
2015	$94.49	1,091	$—	—	$5.71	14,593
2016	$86.02	1,089	$—	—	$4.28	13,367
2017	$85.75	545	$—	—	$4.61	12,618

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of December 31, 2012. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2013	$(0.1877)	7,985	$(0.0835)	4,626	$(0.1172)	6,647	$(0.0992)	1,143
2014	$(0.2121)	6,459	$(0.0835)	3,475	$(0.1290)	5,245	$(0.1220)	919
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

Cash Flows

Cash flows provided (used) by type of activity were as follow for the periods indicated (in thousands):

	Partnership		Predecessor
	Year Ended	November 16	January 1 to	Year Ended
	December 31,	to December 31,	November 15,	December 31,
	2012	2011	2011	2010

Net cash provided by (used in):
Operating activities	$67,901	$4,191	$84,027	$121,269
Investing activities	(31,416)	(755)	(44,891)	(125,846)
Financing activities	(34,531)	(1,923)	(38,000)	1,505

Operating Activities.

Partnership.  Net cash provided by operating activities was approximately $67.9 million for the year ended December 31, 2012 and $4.2 million for the period from November 16 to December 31, 2011.  Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $18.3 million and $23.1 million at December 31, 2012 and 2011, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $3.5 million and $1.5 million at December 31, 2012 and 2011, respectively.

Predecessor.  Net cash provided by operating activities was approximately $84.0 million and $121.3 million for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively. Revenues fluctuated during the periods presented primarily due to the volatility of commodity prices, and therefore our predecessor’s net cash provided by operating activities fluctuated during those periods. Cash provided by operating activities is impacted by the prices received for oil and natural gas sales and levels of production volumes.

Investing Activities.

Partnership.  Net cash used in investing activities was approximately $31.4 million for the year ended December 31, 2012 and $0.8 million for the period from November 16 to December 31, 2011, which primarily represented additions to our property and equipment balances during the periods.

Predecessor.  Net cash used in investing activities by our predecessor was approximately $44.9 million and $125.8 million for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively. The increased amount of cash used in investing activities in the year ended December 31, 2010 was principally due to the acquisitions of oil and natural gas properties, which included the Potato Hills acquisition in February 2010.

Financing Activities.

Partnership.  Cash flows used in financing activities of $34.5 million for the year ended December 31, 2012 included distributions paid to our unitholders of $37.3 million, distributions and contributions to Fund I of $68.9 million and deferred financing costs of $0.5 million, offset by net borrowings of $72.2 million.

Cash flows used in financing activities of $1.9 million for the period from November 16 to December 31, 2011 primarily relates to our IPO. We received $188.5 million of net proceeds from our IPO, $155.8 million from borrowings under our revolving credit facility and $0.4 million from our general partner. We distributed $311.2 million to Fund I as consideration for the Partnership Properties and paid $27.3 million of the debt assumed from LRR A and contributed $2.0 million to Fund I. We also paid IPO transaction costs of $4.7 million and deferred financing costs of $1.4 million.

Predecessor.  Net cash provided by (used in) financing activities by our predecessor was approximately $(38.0) million and $1.5 million for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively. In 2011, the cash used in financing activities consisted of distributions of approximately $43.4 million offset by capital contributions of $5.4 million. For 2010, the cash provided by financing activities primarily related to $129.0 million of capital contributions for acquisitions, debt borrowings of $8.6 million offset by distributions of $120.9 million, return of capital of $9.3 million and debt repayments of $5.5 million.

We expect to spend approximately $28 million in total capital expenditures in 2013, of which approximately $19.2 million represents maintenance capital expenditures on the development of our oil and natural gas properties in 2013.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of March 8, 2013, distributions to all of our unitholders at the current quarterly distribution rate for 2013 would total approximately $10.8 million.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2013 though external financing sources, including borrowings under our revolving Credit Agreement and Term Loan Agreement and the issuance of debt and equity securities.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2012 is provided in the following table (in thousands).

	Obligations Due in Period
Contractual Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt (1)	$—	$—	$—	$178,000	$50,000	$—	$228,000
Interest on long-term debt(2)	8,283	8,283	8,283	5,646	251	—	30,746
Total	$8,283	$8,283	$8,283	$183,646	$50,251	$—	$258,746

(1)         Represents amounts outstanding under our Credit Agreement and Term Loan Agreement as of December 31, 2012. The total balance of our Credit Agreement will mature in July 2016 and the balance on our Term Loan Agreement will mature in January 2017.

(2)         Based upon the weighted average interest rate of approximately 2.76% under the Credit Agreement at December 31, 2012 and an unused commitment fee of 0.50% on $72.0 million and the weighted average interest rate of approximately 6.02% under the Term Loan Agreement.

The table above excludes amounts associated with our oil and natural gas property asset retirement obligations. As of December 31, 2012, approximately $32.0 million of such obligations were recorded as liabilities, $0.5 million of which was reflected as current liabilities.

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

Oil, NGL and Natural Gas Reserve Quantities

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc., our independent reserve engineering firms, prepare a fully-engineered reserve and economic evaluation of all our properties on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The estimates of the proved reserves as of December 31, 2012 included in this report are based on reserve reports prepared by Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc.

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

Impairment of Oil and Natural Gas Properties

We recorded a non-cash impairment charge of approximately $3.1 million related to our proved oil and natural gas properties during the year ended December 31, 2012. For the period from January 1 to November 15, 2011, our predecessor recorded a non-cash impairment charge of approximately $16.8 million. For the year ended December 31, 2010, our predecessor recorded a non-cash impairment charge of approximately $11.7 million. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair-value measurement. The charges are included in impairment of oil and natural gas properties in our condensed/combined statements of operations. We recorded no impairment charge of proved oil and natural gas properties for the period from November 16 to December 31, 2011. If future oil and natural gas prices decline during 2013, the estimated undiscounted cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our recently acquired properties and a non-cash impairment charge may be required to be recognized in future periods. As of March 8, 2013, the NYMEX-WTI oil spot price was $91.95 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.58 per MMBtu.

Asset Retirement Obligations

The initial estimated asset retirement obligation associated with oil and natural gas properties is recognized at fair value as a liability, with a corresponding increase in the carrying value of oil and natural gas properties when the legal obligation is incurred. Amortization expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

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

We recognize all of our derivative contracts as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative contract depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative contracts that are designated and qualify as hedging instruments, we designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative contracts not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. None of our derivatives was designated as a hedging instrument during 2012, 2011 or 2010.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. We do not expect this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 and 2010. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of oilfield services and equipment, as increasing oil and natural gas prices increase drilling activity in our areas of operations.

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

	Period from
	January 1 to	Year Ended
	November 15,	December 31,
	2011	2010

Production:
Oil (MBbls)	542	522
Natural gas (MMcf)	8,056	10,662
NGLs (MBbls)	234	337
Total (MBoe)	2,119	2,636
Average net production (Boe/d)	6,642	7,222

Revenues (in thousands):
Oil	$48,473	$39,175
Natural gas	33,293	44,985
NGLs	12,871	13,328

Lease operating expenses (in thousands)	$18,411	$20,512

Production and ad valorem taxes (in thousands)	$6,808	$8,655

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

The following table summarizes our open commodity derivative contracts as of December 31, 2012:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	7,267,590	5,876,100	5,326,560	4,878,990	4,605,396
Weighted average price		$5.15	$5.52	$5.71	$4.28	$4.61

Basis swaps (MMBTUs)	NYMEX	7,446,301	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1361)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	178,710	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	620,772	460,926	398,253	397,488	198,744
Weighted average price		$95.19	$96.29	$94.49	$86.02	$85.75

NGL positions
Price swaps (BBLs)	Mont Belvieu	144,323	—	—	—	—
Weighted average price		$50.49	$—	$—	$—	$—

As of December 31, 2012, the fair market value of our commodity derivative positions was a net asset of $31.7 million.

Interest Rate Risk

At December 31, 2012, we had $228.0 million of debt outstanding under our Credit Agreement and Term Loan, with an average effective interest rate of 3.47%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $0.8 million per year.

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” included in this Annual Report on Form 10-K beginning on page F-1.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our general partner manages our operations and activities on our behalf through our executive officers and board of directors. Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for the management or operations of our business. These functions are performed by the employees of Lime Rock Management and ServCo pursuant to a services agreement. As such, all of our general partner’s executive officers are employees of Lime Rock Management.

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

The management of enterprise-level risk may be defined as the process of identification, management and monitoring of events that present opportunities and risks with respect to the creation of value for our unitholders. The board of directors of our general partner has delegated to management the responsibility for enterprise-level risk management, while retaining its primary responsibility for oversight of our executive officers in that regard. Our executive officers offer an enterprise-level risk assessment to the board of directors at least once every year.

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with our General Partner
Eric Mullins	50	Co-Chief Executive Officer and Chairman
Charles W. Adcock	59	Co-Chief Executive Officer and Director
Christopher A. Butta	52	Vice President and Chief Engineer
Jaime R. Casas	43	Vice President, Chief Financial Officer and Secretary
C. Timothy Miller	53	Vice President and Chief Operating Officer
John A. Bailey (1)	42	Director
Milton Carroll (2)	62	Director
Jonathan C. Farber	44	Director
Robert T. O’Connell (3)	74	Director
Townes G. Pressler, Jr.	49	Director

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

Eric  Mullins — Co-Chief Executive Officer and Chairman.  Eric Mullins was appointed Co-Chief Executive Officer and the Chairman of the board of directors of our general partner in May 2011. Mr. Mullins also serves as a Managing Director and Co-Chief Executive Officer of Lime Rock Resources, which positions he has held since April 2005 and October 2008, respectively. Prior to joining Lime Rock Resources, Mr. Mullins worked in the Investment Banking Division of The Goldman Sachs Group, Inc. from August 1990 to April 2005, serving as a Vice President from 1994 to 1999 and as a Managing Director from 1999 to April 2005. Mr. Mullins spent almost all of those 15 years at Goldman Sachs in the Energy & Power Group, where he led numerous financing, structuring, and strategic advisory transactions. Mr. Mullins also serves on the Board of Trustees of the YMCA Retirement Fund. Mr. Mullins has served as a director of Anadarko Petroleum Corporation since May 2012, where he is a member of the audit committee and the nominating and corporate governance committee. Mr. Mullins is a graduate of Stanford University, with a Bachelor of Arts degree, and the Wharton School of the University of Pennsylvania, with a Master of Business Administration. We believe that Mr. Mullins’ extensive experience in the investment banking industry related to energy transactions, as well as his relationships with Lime Rock Management and its affiliated funds, particularly his service as the Co-Chief Executive Officer of Lime Rock Resources, bring important experience and skill to the board of directors.

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

Christopher A. Butta — Vice President and Chief Engineer.  Christopher A. Butta was appointed Vice President and Chief Engineer of our general partner in May 2011. Mr. Butta also serves as the Vice President of Engineering and Chief Engineer of Lime Rock Resources, which positions he has held since October 2008. From July 2005 to October 2008, Mr. Butta served as the Vice President of Engineering of Lime Rock Resources. From 1991 through July 2005, Mr. Butta worked for Miller and Lents, Ltd., a leading domestic and international consulting firm specializing in oil and gas reserve evaluations and economic analyses. During his 14 years at Miller and Lents, Mr. Butta rose from Consulting Engineer to Senior Vice President. In those capacities, he analyzed oil and gas reserves throughout the United States to provide engineering reserve estimates. Prior to that, Mr. Butta spent eight years as an operations/analytical engineer at ARCO Oil and Gas Company. Mr. Butta is a graduate of the University of Missouri-Rolla, with a Bachelor of Science degree in Petroleum Engineering.

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

Jonathan C. Farber — Director.  Jonathan C. Farber was appointed as a member of the board of directors of our general partner in May 2011. Mr. Farber also serves as a Managing Director of Lime Rock Partners, a private equity firm he co-founded in 1998 to focus on investments of growth capital in energy companies worldwide, as well as Manager of the general partner of Lime Rock Management and the upper tier general partner of Funds II and III, and Managing Member of the upper tier general partner of Fund I. Mr. Farber began his career in 1990 in the Investment Research Department of Goldman Sachs, rising from a securities analyst to Vice President in the Investment Banking Division, where he was involved in private equity and large merger and acquisition transactions. Mr. Farber currently serves on the board of directors of Augustus Energy Partners, Black Shire Energy, CrownRock, Laricina Energy, PDC Mountaineer and Vantage Energy. He previously served on the board of directors of Arena Exploration, RMP Energy, Coronado Resources, Deer Creek Energy, LMP Exploration Holdings, Torex Resources, Slate River Resources, U.S. Exploration Holdings, and Venture Production. Mr. Farber is a graduate of the School of Foreign Service of Georgetown University, with a Bachelor of Science in Foreign Service degree. We believe that Mr. Farber’s extensive financial, investment banking and private equity experience, as well as his experience on the boards of directors of public and numerous private energy companies, bring substantial leadership skill and experience to the board of directors.

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

Townes G. Pressler, Jr. — Director.  Townes G. Pressler, Jr. was appointed as a member of the board of directors of our general partner in May 2011. Mr. Pressler joined the Lime Rock Partners team in 2007 as a Managing Director. Prior to joining Lime Rock Partners, he had over 20 years of experience as an energy entrepreneur and as a strategic advisor to energy companies. From 2004 to 2007, Mr. Pressler served as Principal of Peregrine Oil & Gas LP, a private equity-backed independent oil and natural gas producer he co-founded, focused in the Gulf of Mexico. From 2002 to 2004, Mr. Pressler ran the Houston office of international energy investment bank, Harrison Lovegrove & Co. Prior to that, he served in various capacities at Donaldson, Lufkin & Jenrette, later becoming Managing Director of the Global Energy Group of Credit Suisse after Credit Suisse’s acquisition of DLJ. Mr. Pressler currently serves on the board of directors of Black Shire Energy, Braden Exploration II, Capstone Natural Resources Holdings, LLC, Chinook Energy Inc. and Vantage Energy I and II. He previously served on the board of directors of Braden Exploration, Lafayette Workboat Holdings, PDC Mountaineer and TAW Energy Services. Mr. Pressler is a graduate of Washington & Lee University, with a Bachelor of Arts degree, and The University of Texas at Austin, with a Master of Business Administration. We believe that Mr. Pressler’s considerable financial and energy investment banking experience, as well as his experience on the boards of directors of numerous private energy companies, bring important and valuable skills to the board of directors.

Non-Management Executive Sessions and Unitholder Communication

NYSE listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. On a regular basis, all of our non-

management directors meet in an executive session. At least annually, our independent directors meet in executive session without management participation or participation by non-independent directors. Mr. Bailey presides at the executive sessions of the non-management directors and independent directors.

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

Audit Committee

The audit committee consists of Messrs. O’Connell (Chairman), Bailey and Carroll, all of whom meet the independence and expertise standards established by the NYSE and the Exchange Act. Our general partner’s board of directors has determined that Mr. O’Connell is an “audit committee financial expert” as defined under SEC rules. The audit committee held four meetings in 2012.

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

Conflicts Committee

The conflicts committee consists of Messrs. Carroll (Chairman), Bailey and O’Connell, all of whom meet the independence standards established by the NYSE. The conflicts committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with affiliates of our general partner, including Lime Rock Resources and Lime Rock Partners) and that the board determines to submit to the conflicts committee for review. Our general partner may, but is not required to, seek approval from the conflicts committee of a resolution of a conflict of interest with our general partner or affiliates. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee held six meetings in 2012.

Meetings and Other Information

The board of directors held 13 meetings in 2012.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of LRE GP, LLC, we believe that during the year ended December 31, 2012 the officers and directors of LRE GP, LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a). Mr. Butta filed a Form 4 on September 11, 2012 with respect to a reportable transaction that occurred on May 19, 2012.

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

Reimbursement of Expenses of our General Partner

Our partnership agreement requires us to reimburse our general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates, including Lime Rock Management and ServCo, may be reimbursed.

In connection with our IPO, we entered into a services agreement with Lime Rock Management and ServCo pursuant to which management, administrative and operational services are provided to our general partner and us to manage and operate our business. Our general partner reimburses each of Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement, and we reimburse our general partner for such payments it makes to Lime Rock Management and ServCo. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated to our general partner. Lime Rock Management and ServCo has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. In turn, our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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

The board of directors of our general partner has reviewed and discussed with management the CD&A set forth below. Based on this review and discussion, the board of directors determined that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Name	Principal Position
Eric Mullins	Chairman and Co-Chief Executive Officer
Charles W. Adcock	Co-Chief Executive Officer and Director
Jaime R. Casas	Vice President, Chief Financial Officer and Secretary
Christopher A. Butta	Vice President and Chief Engineer
C. Timothy Miller	Vice President and Chief Operating Officer

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

Benchmarking

As discussed above, one of the objectives of our compensation program is to provide our executive officers total compensation competitive with that of other executive officers employed by exploration and production companies and publicly traded partnerships of similar size. Accordingly, our Co-Chief Executive Officers reviewed our peer group’s 10-K and proxies to determine the compensation paid to the executive officers of our peer group. This peer group was comprised of the following exploration and production companies and publicly traded partnerships: Abraxas Petroleum Corporation, Atlas Energy, L.P., Breitburn Energy Partners, L.P., Callon Petroleum Company, EV Energy Partners L.P., Legacy Reserves LP, Linn Energy, LLC, PetroQuest Energy, Inc., Resolute Energy Corporation, Rex Energy Corporation, QR Energy, LP, Quicksilver Resources, Inc. and Vanguard Natural Resources, LLC. Our Co-Chief Executive Officers used this analysis to make recommendations to Lime Rock Management regarding the compensation to be paid by Lime Rock Management to our executive officers. However, our Co-Chief Executive Officers and Lime Rock Management did not specifically benchmark the base salary, cash bonus or long-term equity-based compensation to any formulaic percentage of, or numerical average of, the compensation levels at these other companies.

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

Discretionary Cash Bonus

A significant portion of the compensation of our named executive officers consists of a discretionary annual cash bonus. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to incentivize and motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. We award annual cash bonuses to our executive officers based on subjective evaluation of personal performance and our financial performance as measured across a fiscal year. Such bonuses and other incentive compensation are not tied to any specific performance measure of Lime Rock Management, Lime Rock Resources or Lime Rock Partners or any other affiliate of ours.   We feel our industry has historically relied heavily on performance-based cash bonuses to compensate executive officers, and we want to compensate our executives in line with industry practices.

Long-Term Equity-Based Compensation

In connection with our initial public offering, the board of directors adopted the LRE GP, LLC Long-Term Incentive Plan, or LTIP, for employees, officers, consultants and directors of our general partner and its affiliates, including Lime Rock Management, who perform services for us. All Lime Rock Management employees, including each of our named executive officers, are eligible to participate in the LTIP. The purpose of awards under the LTIP is to provide additional incentive compensation, at the discretion of the board, to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. The LTIP provides for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. As of December 31, 2012, there were 1,431,258 common units that remain available for issuance under the LTIP.

We have no set formula for granting awards to our named executive officers. In determining whether to grant awards and the amount of any awards, the board of directors of our general partner takes into consideration subjective and discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations, industry trends and the individual’s total compensation package.

On March 20, 2012, the board of directors of our general partner granted Mr. Casas 8,400 restricted units under the LTIP. These restricted units vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the date of grant), so that the restricted units granted will be 100% vested on March 20, 2015 and provided that he has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the date of grant through each applicable vesting date. In approving the grant of restricted units to Mr. Casas, the board took into account Mr. Casas’ performance, his level of responsibility and the board’s desire to retain Mr. Casas over the long-term.

On March 5, 2013, the board of directors of our general partner granted Mr. Casas 20,760 restricted units under the LTIP. These restricted units vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the date of grant), so that the restricted units granted will be 100% vested on March 5, 2016 and provided that he has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the date of grant through each applicable vesting date.

Mr. Casas’ restricted unit awards include unit distribution rights (“UDRs”), which enable him to receive cash distributions on our restricted units to the same extent as our unitholders receive cash distributions on our common units. Such distributions are paid to Mr. Casas at the same time as cash distributions are paid to our common unitholders. The restricted units granted to Mr. Casas will become fully vested upon a change of control or termination of employment due to death or disability.

With respect to future LTIP awards, we intend to continue to primarily utilize restricted unit awards with UDRs. These awards are intended to align the interests of key employees (including our named executive officers) with those of our unitholders.

Benefits

Lime Rock Management does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Through Insperity PEO Services, L.P., Lime Rock Management and ServCo. provide a basic benefits package to all of their employees that includes health, dental, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the services agreement, including our named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2012, Lime Rock Management provided a dollar-for-dollar matching contribution under the 401(k) plan on the first 5% of eligible compensation contributed to the plan, up to $10,000.

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

Summary Compensation Table

The following table sets forth the components of and total compensation paid, accrued or otherwise expensed by us with respect to the compensation of our named executive officers for the fiscal year ended December 31, 2012.

Name	Year	Salary(1)		Bonus(2)		Stock Awards(3) (4)		All Other Compensation(5)		Total Compensation
Eric Mullins	2012	$116,121		$—		$—		$11,558		$127,679
Chairman and Co-Chief Executive Officer	2011	$29,712		$—		$—		$1,879		$31,591

Charles W. Adcock	2012	$129,103		$—		$—		$12,356		$141,459
Co-Chief Executive Officer and Director	2011	$21,775		$—		$—		$1,305		$23,080

Jaime R. Casas	2012	$230,000		$235,000		$175,476		$54,665		$695,141
Vice President, Chief Financial Officer and Secretary	2011	$28,125		$225,000		$750,006		$14,358		$1,017,489

Christopher A. Butta	2012	$58,588		$38,561		$—		$12,391		$109,540
Vice President and Chief Engineer	2011		(6)		(6)		(6)		(6)		(6)

C. Timothy Miller	2012	$78,877		$71,369		$—		$12,207		$162,453
Vice President and Chief Engineer	2011		(6)		(6)		(6)		(6)		(6)

(1)                                 Reflects the portion of the base salaries paid by Lime Rock Management to each of our named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the year ended December 31, 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011. The 2011 salary shown for Mr. Casas reflects his annual salary of $225,000 prorated for the period from November 16 to December 31, 2011. Because Mr. Casas is devoted full-time to our business, our general partner reimburses Lime Rock Management for the full amount of Mr. Casas’ annual salary, and we reimburse our general partner for such amount.

(2)                                 Reflects the portion of the cash bonuses paid by Lime Rock Management to each of our named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the year ended December 31, 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011. For Mr. Casas, reflects the cash bonus paid by Lime Rock Management to Mr. Casas that is reimbursable by our general partner under the services agreement. Because Mr. Casas is devoted full-time to our business, our general partner reimburses Lime Rock Management for the full amount of the cash bonus paid by Lime Rock Management to Mr. Casas, and we reimburse our general partner for such amount.

(3)                                 Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated/combined financial statements for fiscal year 2012 for additional detail regarding assumptions underlying the value of this equity award.

(4)                                 Mr. Casas received 8,400 restricted units under the LTIP in March 2012 and 39,474 restricted units under the LTIP in November 2011. Each of these restricted unit grants vests in equal one-third increments over a 36-month period, provided that Mr. Casas has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the applicable date of grant through each applicable vesting date.

(5)                                 Insperity PEO provides us with full human resources services in exchange for a fee. Our benefits and these fees are charged back to us through Lime Rock Management. These costs reflect the benefits, matching 401(k) contributions, and taxes paid by our general partner under the services agreement for the year ended December 31, 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011.

(6)                                 Messrs. Butta and Miller served as executive officers of our general partner as of December 31, 2011; however, they received total allocated compensation of less than $100,000 for the fiscal year ended December 31, 2011. Accordingly, we have not provided information about the compensation paid to these executive officers in this table for that period.

Grants of Plan-Based Awards for Fiscal Year 2012

The following table sets forth certain information with respect to grants of restricted units to our named executive officers in fiscal year 2012.

Name	Grant Date (1)	All Other Unit Awards: Number of Shares of Unit or Units (1)	Grant Date Fair Value of Unit and Option Awards (2)
Eric Mullins	—	—	$—
Charles W. Adcock	—	—	$—
Jaime R. Casas	03/20/2012	8,400	$175,476
Christopher A. Butta	—	—	$—
C. Timothy Miller	—	—	$—

(1)                                 Reflects the grant of restricted units under the LTIP made to Mr. Casas on March 20, 2012. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2012

The following table reflects outstanding equity awards as of December 31, 2012 for each of our named executive officers.

Name	Number of Units That Have Not Vested(1)	Market Value of Units That Have Not Vested (2)
Eric Mullins	—	$—
Charles W. Adcock	—	$—
Jaime R. Casas	34,716	$596,768
Christopher A. Butta	—	$—
C. Timothy Miller	—	$—

(1)                                       13,158 of the restricted units will vest on each of November 16, 2013 and 2014, and 2,800 of the restricted units will vest on each of March 20, 2013, 2014 and 2015, subject to continued service.

(2)                                       Amount derived by multiplying the total number of restricted common units outstanding for Mr. Casas by the closing price of our common units on December 31, 2012, which was $17.19 per common unit.

Option Exercises and Units Vested

During 2012, 13,158 restricted units held by Mr. Casas vested.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a termination of employment as a result of his death or disability or upon a change of control, as applicable, assuming that such event occurred on December 31, 2012 and using our closing stock price on that date of $17.19. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until an actual termination or change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Termination of Employment by Reason of Death or Disability (1)	Occurrence of a Change of Control (1)
Eric Mullins	$—	$—
Charles W. Adcock	$—	$—
Jaime R. Casas	$596,768	$596,768
Christopher A. Butta	$—	$—
C. Timothy Miller	$—	$—

(1)               The value of the accelerated vesting of the restricted units granted to Mr. Casas is based upon the closing price of our common units on December 31, 2012, $17.19, multiplied by the number of restricted units that would vest upon the occurrence of the event indicated.

Compensation of Directors

Officers and employees of our general partner and its affiliates, including Lime Rock Management, who also serve as directors do not receive additional compensation for their service as a director of our general partner. The following table sets forth a summary of the compensation earned by each of the non-employee directors of our general partner in 2012.

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
John A. Bailey	$73,500	$100,001	$173,501
Milton Carroll	$76,000	$100,001	$176,001
Robert T. O’Connell	$78,500	$100,001	$178,501

(1)                                 Includes annual retainer fee and board meeting fees.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit awards granted to the non-employee directors under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated/combined financial statements for the year ended December 31, 2012 for additional detail regarding assumptions underlying the value of these equity awards.

For the year ended December 31, 2012, the non-employee directors of our general partner listed in the preceding table were compensated as follows:

•                  Each non-employee director received an annual $50,000 cash retainer.

•                  Each non-employee director received a meeting fee of $2,500 for each day that there was a board meeting and the director attended the meeting in person.

•                  Each non-employee director received a meeting fee of $1,500 for each day that there was a telephonic board meeting at which a vote is taken and in which the director participates.

•                  The chairmen of the Audit and Conflicts Committees received an annual $5,000 and $2,500 cash retainer, respectively.

•                  Each non-employee director received a grant of 5,956 restricted units. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

For 2013, the cash compensation of our non-employee directors of our general partner will be as follows: (i) a $50,000 annual retainer; (ii) meeting fees of $2,500 for each day that there is a board meeting and the director attends the meeting in person; and (iii) meeting fees of $1,500 for each day that there is a telephonic board meeting at which a vote is taken and in which the director participates.  Additionally, the chairmen our Audit and Conflicts Committees will receive an annual $5,000 and $2,500 cash retainer, respectively.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2012. As previously noted, we do not have a separate compensation committee. As described in the CD&A above, decisions regarding the compensation of our general partner’s Co-Chief Executive Officers are made by Lime Rock Management and decisions regarding the compensation of our other named executive officers are made by Lime Rock Management, after Lime Rock Management consults and considers recommendations by our Co-Chief Executive Officers, both of whom are members of the board of directors of our general partner.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common and subordinated units as of March 8, 2013 for:

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

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 8, 2013. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of common units beneficially owned is based on 15,747,102 common units outstanding as of March 8, 2013, the percentage of subordinated units beneficially owned is based on 6,720,000 subordinated units outstanding as of March 8, 2013 and the percentage of total common and subordinated units beneficially owned is based on 22,467,102 common and subordinated units outstanding as of March 8, 2013.

Name of Beneficial Owner(1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Fund I(3)	5,049,600	32.1%	6,720,000	100.0%	52.4%
Jonathan C. Farber(3) (4)	5,067,954	32.2%	6,720,000	100.0%	52.5%
John A. Bailey(5)	9,556	*	—	—	*
Milton Carroll(5)	7,956	*	—	—	*
Robert T. O’Connell(5)	16,956	*	—	—	*
Townes G. Pressler, Jr.	3,000	*	—	—	*
Charles W. Adcock(6)	16,000	*	—	—	*
Eric Mullins	40,400	*	—	—	*
Jaime R. Casas(7)	68,634	*	—	—	*
C. Timothy Miller	3,000	*	—	—	*
Christopher A. Butta	900	*	—	—	*
All executive officers, and directors as a group (ten persons)	5,234,356	33.2%	6,720,000	100.0%	53.2%

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

(4)         Includes 18,354 common units held by Mr. Farber directly.

(5)         Includes 6,956 restricted units (333 of which have fully vested) granted to our general partner’s non-employee directors.

(6)         Includes 1,000 units held by Mr. Adcock’s son. Mr. Adcock disclaims beneficial ownership of these securities.

(7)         Includes 68,634 restricted units (13,158 of which have fully vested) granted to Mr. Casas pursuant to our long-term incentive plan.

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

(4)         The address for Fund I and Fund II is Heritage Plaza, 1111 Bagby Street, Suite 4600, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes information about our equity compensation plans as of December 31, 2012:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	54,585	n/a	1,431,258

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

Purchase and Sale Agreements

On May 2, 2012, we entered into a purchase and sale agreement with Fund I and OLLC, pursuant to which Fund I agreed to sell certain oil and natural gas properties located in the Permian Basin region in New Mexico and the onshore Gulf Coast region in Texas to us. On June 1, 2012, we completed this acquisition for a purchase price of $65.1 million in cash. The transaction was effective as of March 1, 2012.  In September 2012, we received $1.1 million in cash from Fund I related to post-closing adjustments to the purchase price for the acquisition.

On November 29, 2012, we entered into a purchase and sale agreement with Fund I and OLLC, pursuant to which Fund I agreed to sell certain oil and natural gas properties located in the Mid-Continent region in Oklahoma to us.  On January 3, 2013, we completed this acquisition for a purchase price of $21.0 million. In addition, as part of this transaction, we acquired in the money commodity hedge contracts valued at approximately $1.8 million at the closing of the acquisition.

The terms of each of the acquisitions above were approved by the board of directors of our general partner and the conflicts committee of the board of directors of our general partner, which is comprised entirely of directors meeting the independence standards of the New York Stock Exchange and the Securities and Exchange Act of 1934, as amended.  The conflicts committee retained independent legal and financial advisors to assist it in evaluating and negotiating the transactions.

Services Agreement

On November 16, 2011, we entered into a services agreement with Lime Rock Management, ServCo, the General Partner and OLLC, pursuant to which Lime Rock Management and ServCo provides certain management, administrative and operating services and personnel to our general partner and us to manage and operate our business. Under the services agreement, our general partner reimburses Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses they incur in their performance under the Services Agreement, and we reimburse our general partner for such payments it makes to Lime Rock Management and ServCo. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Lime Rock Management and ServCo to us. Lime Rock Management and ServCo have discretion to determine in good faith the proper allocation of costs and expenses to our general partner for their services. Lime Rock Management and ServCo will not be liable to us for their performance of, or failure to perform, services under the services agreement unless their acts or omissions constitute gross negligence or willful misconduct. During the year ended December 31, 2012, we reimbursed Lime Rock Management in the amount of $2.1 million either directly or indirectly for the expenses it incurred on our behalf pursuant to the services agreement.

Omnibus Agreement

On November 16, 2011, in connection with the closing of our IPO, we entered into an omnibus agreement (the “Omnibus Agreement”) with our General Partner, OLLC, LRR A, LRR B, LRR C, LRR GP, LLC and Lime Rock Management. Under the Omnibus Agreement, none of the parties or their respective affiliates have any obligation to offer, or provide any opportunity to pursue, purchase or invest in, any business opportunity to any other party or their affiliates. The Omnibus Agreement does not restrict any of the parties and their respective affiliates from competing with either Fund I or us, our general partner, OLLC and all of their respective subsidiaries.

Pursuant to the Omnibus Agreement, each entity of Fund I indemnified us, our general partner, OLLC and their respective subsidiaries against (i) title defects, (ii) income taxes attributable to pre-closing ownership or operation of the contributed assets, including any income tax liabilities related to the formation transactions that occurred on or prior to the closing of the IPO, (iii) environmental claims, losses and expenses associated with the operation of our business prior to the closing of the IPO, subject to a maximum of $10,000,000, (iv) all liabilities, other than liabilities covered under the preceding clause (iii) relating to the operation of the contributed assets prior to the closing that were not disclosed in the most recent pro forma balance sheet included in our Registration Statement on Form S-1, as amended (File No. 333-174017) or incurred in the ordinary course of business thereafter, and (v) losses resulting from the failure of Fund I to have on the closing date any consent, waiver or governmental permit that renders us, our general partner, OLLC and their respective subsidiaries unable to own, use or operate the contributed assets in substantially the same manner as they were owned, used or operated immediately prior to the closing of the IPO.

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

Long-Term Incentive Plan

On November 10, 2011, our general partner adopted the LRE GP, LLC Long-Term Incentive Plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. The 2011 LTIP is administered by our general partner’s board of directors or a committee thereof. During the year ended December 31, 2012, we granted 26,268 restricted unit awards totaling $0.5 million under the 2011 LTIP.  We have 54,585 unvested restricted unit awards outstanding as of December 31, 2012.

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

Distributions of Available Cash to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders and general partner pro rata, including our general partner and our affiliates. As of March 8, 2013, our general partner and its affiliates held 5,049,600 common units, 6,720,000 subordinated units and 22,400 general partner units. During the year ended December 31, 2012, we distributed less than $0.1 million to our general partner with respect to its general partner units, $17.9 million to our public common unitholders with respect to their common units, $8.4 million to Fund I with respect to its common units and $11.2 million to Fund I with respect to its subordinated units.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee of LRE GP, LLC selected PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2012 and 2011.

Fees paid for audit and non-audit services to PwC are as follows (in thousands):

	2012	2011
Audit fees	$618	$505
Audit-related fees	—	483
Tax fees	—	—
All other fees	—	—
Total fees paid to PwC	$618	$988

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

10.1

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

10.2

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

10.3

First Amendment dated as of September 30, 2011 to Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and BNP Paribas, Citibank, N.A. and Royal Bank of Canada, as Co-Documentation Agents (incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 22, 2011).

10.4

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

10.6

Omnibus Agreement, dated as of November 16, 2011, by and among LRR Energy, L.P., LRE GP, LLC, LRE Operating, LLC, LRR GP, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. and Lime Rock Management LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 22, 2011).

10.7

Services Agreement, dated as of November 16, 2011, by and among Lime Rock Management LP, Lime Rock Resources Operating Company, Inc., LRE GP, LLC, LRR Energy, L.P. and LRE Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 22, 2011).

10.8

Purchase, Sale, Contribution, Conveyance and Assumption Agreement, dated as of November 16, 2011, by and among Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRE GP, LLC, LRR Energy, L.P. and LRE Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 22, 2011).

10.9

Amended and Restated Purchase, Sale, Contribution, Conveyance and Assumption Agreement, dated effective as of November 16, 2011, by and among Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRE GP, LLC, LRR Energy, L.P. and LRE Operating, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-35344), filed on December 20, 2011).

10.10#

LRE GP, LLC Long-Term Incentive Plan, adopted as of November 10, 2011 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 16, 2011).

10.11#	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on November 16, 2011).

10.12

Purchase and Sale Agreement between Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. and LRR Energy, L.P. and LRE Operating, LLC dated as of May 2, 2012 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-35344), filed on August 14, 2012).

10.13

Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on July 3, 2012).

10.14

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

21.1*	List of Subsidiaries of LRR Energy, L.P.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Miller and Lents, Ltd.

23.3*	Consent of Netherland, Sewell and Associates, Inc.

31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Miller and Lents, Ltd.

99.2*	Report of Netherland, Sewell and Associates, Inc.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Submitted electronically herewith

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2013.

LRR ENERGY, L.P.

By:	LRE GP, LLC,
its general partner

By:	/s/ ERIC MULLINS
	Name:	Eric Mullins
	Title:	Co-Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC MULLINS	Co-Chief Executive Officer and Chairman	March 13, 2013
Eric Mullins	(Principal Executive Officer)

/s/ CHARLES W. ADCOCK	Co-Chief Executive Officer and Director	March 13, 2013
Charles W. Adcock	(Principal Executive Officer)

/s/ JAIME R. CASAS	Vice President, Chief Financial Officer and Secretary	March 13, 2013
Jaime R. Casas	(Principal Financial Officer)

/s/ DON T. NGUYEN	Chief Accounting Officer	March 13, 2013
Don T. Nguyen	(Principal Accounting Officer)

/s/ JONATHAN C. FARBER	Director	March 13, 2013
Jonathan C. Farber

/s/ TOWNES G. PRESSLER, JR.	Director	March 13, 2013
Townes G. Pressler, Jr.

/s/ JOHN A. BAILEY	Director	March 13, 2013
John A. Bailey

/s/ MILTON CARROLL	Director	March 13, 2013
Milton Carroll

/s/ ROBERT T. O’CONNELL	Director	March 13, 2013
Robert T. O’Connell

INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

LRR ENERGY, L.P. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reports of Management and Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5

Statements of Operations for the Year Ended December 31, 2012 (consolidated), Periods from November 16, 2011 to December 31, 2011 (consolidated) and January 1, 2011 to November 15, 2011 (combined) and the Year ended December 31, 2010 (combined)

F-7

Consolidated Statement of Changes in Unitholders’ Equity for the Year Ended December 31, 2012 and the Period from November 16, 2011 to December 31, 2011	F-8

Combined Statement of Changes in Partners’ Capital for the Period from January 1, 2011 to November 15, 2011 and the Year ended December 31, 2010	F-9

Statements of Cash Flows for the Year Ended December 31, 2012 (consolidated), the Periods from November 16, 2011 to December 31, 2011 (consolidated) and from January 1, 2010 to November 15, 2011 (combined) and the Year ended December 31, 2010 (combined)

F-10

Notes to Consolidated/Combined Financial Statements	F-12

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

/s/ Eric Mullins	/s/ Charles W. Adcock	/s/ Jaime R. Casas
Eric Mullins	Charles W. Adcock	Jaime R. Casas
Co-Chief Executive Officer and Chairman of LRE GP, LLC	Co-Chief Executive Officer and Director of LRE GP, LLC	Vice President, Chief Financial Officer and Secretary of LRE GP, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of LRE GP, LLC and Unitholders of LRR Energy, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in unitholders’ equity, and of cash flows present fairly, in all material respects, the financial position of LRR Energy, L.P. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from November 16, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 13. 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of LRE GP, LLC and Unitholders of LRR Energy, L.P.:

In our opinion, the accompanying combined statements of operations, changes in partners’ capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Fund I (the “Predecessor”) for the period from January 1, 2011 to November 15, 2011 and the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

March 27, 2012

LRR Energy, L.P.

Balance Sheets

(in thousands, except unit amounts)

(consolidated)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$3,467	$1,513
Accounts receivable:
Oil and natural gas sales	7,249	11,801
Trade and other	1	1,123
Commodity derivative instruments	15,399	16,064
Prepaid expenses	748	578
Total current assets	26,864	31,079

Property and equipment (successful efforts method)	763,817	725,486
Accumulated depletion, depreciation and impairment	(308,569)	(263,931)
Total property and equipment, net	455,248	461,555

Commodity derivative instruments	18,815	27,015
Deferred financing costs, net of accumulated amortization	1,559	1,365
TOTAL ASSETS	$502,486	$521,014

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$—	$2,707
Accrued liabilities	1,415	2,746
Accrued capital cost	2,361	1,421
Commodity derivative instruments	1,671	186
Due to affiliates	1,977	536
Interest rate derivative instruments	659	—
Asset retirement obligations	500	359
Total current liabilities	8,583	7,955

Long-term liabilities:
Commodity derivative instruments	874	—
Interest rate derivative instruments	3,526	—
Term loan	50,000	—
Revolving credit facility	178,000	155,800
Asset retirement obligations	31,548	23,795
Deferred tax liabilities	120	35
Total long-term liabilities	264,068	179,630
Total liabilities	272,651	187,585

Contractual obligations and commitments (Note 13)

LRR Energy, L.P.

Balance Sheets

(in thousands, except unit amounts)

(consolidated)

(continued)

	December 31, 2012	December 31, 2011

Unitholders’ equity:
Predecessors’ capital	$—	$61,926
General partner (22,400 units issued and outstanding as of December 31, 2012 and 2011)	396	438
Public common unitholders (10,676,742 units issued and outstanding as of December 31, 2012 and 10,608,000 units issued and outstanding as of December 31, 2011)	169,919	189,537
Affiliated common unitholders (5,049,600 units issued and outstanding as of December 31, 2012 and 2011)	25,563	35,007
Subordinated unitholders (6,720,000 units issued and outstanding as of December 31, 2012 and 2011)	33,957	46,521
Total unitholders equity	229,835	333,429
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$502,486	$521,014

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Statements of Operations

(in thousands, except per unit amounts)

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010
	(consolidated)		(combined)
Revenues:
Oil sales	$60,934	$8,259	$59,605	$52,670
Natural gas sales	21,522	3,642	35,883	48,088
Natural gas liquids sales	10,907	1,829	14,500	14,748
Realized gain on commodity derivative instruments	23,350	4,015	9,353	48,029
Unrealized gain (loss) on commodity derivative instruments	(11,264)	6,664	12,674	(23,964)
Other income	45	—	159	116
Total revenues	105,494	24,409	132,174	139,687

Operating Expenses:
Lease operating expense	25,617	2,780	21,391	23,804
Production and ad valorem taxes	7,009	976	7,763	9,320
Depletion and depreciation	41,583	5,061	37,206	55,828
Impairment on oil and natural gas properties	3,544	—	16,765	11,712
Accretion expense	1,460	175	1,290	1,366
(Gain) loss on settlement of asset retirement obligations	(31)	—	496	(209)
Management fees	—	—	5,435	6,104
General and administrative expense	12,632	1,749	5,149	5,293
Total operating expenses	91,814	10,741	95,495	113,218

Operating income	13,680	13,668	36,679	26,469

Other income (expense), net
Interest income	—	—	1	17
Interest expense	(6,596)	(604)	(919)	(3,223)
Realized loss on interest rate derivative instruments	(465)	—	(574)	(649)
Unrealized gain (loss) on interest rate derivative instruments	(4,185)	—	441	(248)
Other income (expense), net	(11,246)	(604)	(1,051)	(4,103)

Income before taxes	2,434	13,064	35,628	22,366
Income tax benefit (expense)	(172)	(48)	76	(32)
Net income	$2,262	$13,016	$35,704	$22,334
Net income attributable to predecessor operations	(2,265)	(866)
Net income (loss) available to unitholders	$(3)	$12,150

Computation of net income (loss) per limited partner unit:

General partners’ interest in net income (loss)	$—	$12

Limited partners’ interest in net income (loss)	$(3)	$12,138

Net income (loss) per limited partner unit (basic and diluted)	$(0.00)	$0.54

Weighted average number of limited partner units outstanding	22,425	22,418

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Consolidated Statement of Changes in Unitholders’ Equity

(in thousands)

			Limited Partners
	Predecessors’	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total
Balance, November 16, 2011	$449,439	$—	$—	$—	$—	$449,439
Book value of net assets contributed by the predecessor (Note 1)	(386,361)	—	—	165,899	220,462	—
Initial public offering (Note 1)	—	—	188,451	—	—	188,451
Transaction costs	—	—	(4,716)	—	—	(4,716)
Contribution from general partner	—	426	—	—	—	426
Contribution from predecessor	(2,018)	—	—	—		(2,018)
Amortization of equity awards	—	—	31	—	—	31
Distribution to Fund I (Note 1)	—	—	—	(133,626)	(177,574)	(311,200)
Net income	866	12	5,771	2,734	3,633	13,016
Balance, December 31, 2011	$61,926	$438	$189,537	$35,007	$46,521	$333,429
Contribution from predecessor	(4,869)	(5)	(2,241)	(1,061)	(1,409)	(9,585)
Book value of transferred properties contributed by predecessor	(59,322)	—	—	—	—	(59,322)
Amortization of equity awards	—	—	313	—	—	313
Distribution	—	(37)	(17,689)	(8,382)	(11,154)	(37,262)
Net income	2,265	—	(1)	(1)	(1)	2,262
Balance, December 31, 2012	$—	$396	$169,919	$25,563	$33,957	$229,835

See accompanying notes to the consolidated/combined financial statements.

Predecessor-Fund I

Combined Statements of Changes in Partners’ Capital

(in thousands)

	General	Limited	Class B
	Partner	Partners	Limited Partner	Total

Balance, December 31, 2009	$3,536	$274,194	$127,916	$405,646
Capital contributions	1,054	79,064	48,849	128,967
Distributions	(1,057)	(79,249)	(40,590)	(120,896)
Capital contributions returned	(123)	(9,195)	—	(9,318)
Net income	42	3,294	18,998	22,334
Balance, December 31, 2010	3,452	268,108	155,173	426,733
Capital contributions	70	5,283	—	5,353
Distributions	(471)	(35,295)	(7,587)	(43,353)
Net income	487	27,630	7,587	35,704
Balance, November 15, 2011	$3,538	$265,726	$155,173	$424,437

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Statements of Cash Flows

(in thousands)

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010
	(consolidated)		(combined)
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$2,262	$13,016	$35,704	22,334
Adjustments to reconcile net income to net cash provided by operating activities
Depletion and depreciation	41,583	5,061	37,206	55,828
Impairment of oil and natural gas properties	3,544	—	16,765	11,712
Unrealized loss (gain) on derivative instruments, net	15,449	(6,664)	(13,115)	24,212
Accretion expense	1,460	175	1,290	1,366
Amortization of equity awards	313	31	—	—
Amortization of deferred financing costs and other	388	50	59	138
(Gain) loss on settlement of asset retirement obligations	(31)	—	496	(209)
Purchase of derivative contracts	(59)	—	—	—
Changes in operating assets and liabilities
Change in oil and natural gas sales	4,552	(11,801)	5,159	(2,055)
Change in trade and other	1,122	(1,123)	(3,448)	487
Change in prepaid expenses	(170)	(578)	357	4,493
Change in trade accounts payable	(2,707)	2,707	4,292	1,030
Change in amounts due from affiliates	1,441	536	1,114	653
Change in accrued liabilities	(1,331)	2,746	(1,771)	1,280
Change in deferred tax liability	85	35	(81)	—
Net cash provided by operating activities	67,901	4,191	84,027	121,269

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	(1,003)	(14)	(392)	(105,209)
Development of oil and natural gas properties	(30,397)	(741)	(47,410)	(33,069)
Disposition of oil and natural gas properties	—	—	2,956	12,553
Expenditures for other property and equipment	(16)	—	(45)	(121)
Net cash used in investing activities	$(31,416)	$(755)	$(44,891)	$(125,846)

LRR Energy, L.P.

Statements of Cash Flows

(in thousands)

(continued)

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010
	(consolidated)		(combined)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO	$—	$188,451	$—	$—
Contribution by general partner	—	426	—	—
Transaction costs	—	(4,716)	—	—
Contribution to Fund I	(4,869)	(2,018)	—	—
Deferred financing costs	(562)	(1,415)	—	(349)
Borrowings under revolving credit facility	77,200	155,800	—	8,620
Principal payments on revolving credit facility	(55,000)	(27,251)	—	(5,519)
Borrowings under term loan	50,000
Capital contributions	—	—	5,353	128,967
Distribution to Fund I	(64,038)
Distributions	(37,262)	(311,200)	(43,353)	(120,896)
Capital contributions returned	—	—	—	(9,318)
Net cash provided by (used in) financing activities	(34,531)	(1,923)	(38,000)	1,505

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,954	1,513	1,136	(3,072)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,513	—	12,455	15,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,467	$1,513	$13,591	$12,455

Supplemental disclosure of cash flow information
Cash paid for taxes during the period	$86	$—	$603	$25
Cash paid for interest during the period	6,547	31	4	928

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	940	(1,421)	5,791	2,938
Asset retirement obligations	(257)	(298)	(241)	3,736

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

We own 100% of LRE Finance Corporation (“LRE Finance”). LRE Finance was organized for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities. Its activities will be limited to co-issuing our debt securities and engaging in activities related thereto.  As of December 31, 2012, LRE Finance did not co-issue any debt securities.

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

Our consolidated financial statements and all other financial information included in this report have been retrospectively adjusted to assume that Transaction had occurred at the IPO date when we met the accounting requirements for entities under common control. The retrospective adjustment resulted in certain footnotes and other financial information being updated to reflect the acquisition.

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

Services Agreement.  We entered into a services agreement (the “Services Agreement”) by and among Lime Rock Management, Lime Rock Resources Operating Company, Inc. (“ServCo”), LRE GP, LLC (the “General Partner”), the Partnership and OLLC, pursuant to which Lime Rock Management and ServCo provide certain management, administrative and operating services and personnel to our general partner and us to manage and operate our business. Under the Services Agreement, our general partner reimburses Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses they incur in their performance under the Services Agreement, and we reimburse our general partner for such payments it makes to Lime Rock Management and ServCo. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Lime Rock Management and ServCo to us. Lime Rock Management and ServCo have discretion to determine in good faith the proper allocation of costs and expenses to our general partner for their services. Lime Rock Management and ServCo will not be liable to us for their performance of, or failure to perform, services under the Services Agreement unless their acts or omissions constitute gross negligence or willful misconduct. Please refer to Note 9 for amounts paid to affiliates.

Omnibus Agreement.  We entered into an omnibus agreement (the “Omnibus Agreement”) with our general partner, OLLC, LRR A, LRR B, LRR C, LRR GP, LLC and Lime Rock Management. Under the Omnibus Agreement, none of the parties or their respective affiliates have any obligation to offer, or provide any opportunity to pursue, purchase or invest in, any business opportunity to any other party or their affiliates. The Omnibus Agreement does not restrict any of the parties and their respective affiliates from competing with either Fund I or us, our general partner, OLLC and all of their respective subsidiaries.

Pursuant to the Omnibus Agreement, each entity of Fund I indemnified us, our general partner, OLLC and their respective subsidiaries against (i) title defects, (ii) income taxes attributable to pre-closing ownership or operation of the contributed assets, including any income tax liabilities related to the formation transactions that occurred on or prior to the closing of the IPO, (iii) environmental claims, losses and expenses associated with the operation of our business prior to the closing of the IPO, subject to a maximum of $10,000,000, (iv) all liabilities, other than liabilities covered under the preceding clause, (iii) relating to the operation of the contributed assets prior to the closing that were not disclosed in the most recent pro forma balance sheet included in our Registration Statement on Form S-1, as amended (File No. 333-174017) or incurred in the ordinary course of business thereafter, and (v) losses resulting from the failure of Fund I to have on the closing date any consent, waiver or governmental permit that renders us, general partner, OLLC and their respective subsidiaries unable to own, use or operate the contributed assets in substantially the same manner as they were owned, used or operated immediately prior to the closing of the IPO.

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

Long-Term Incentive Plan. Please refer to Note 12 for a description on our Long-Term Incentive Plan.

2.              Summary of Significant Accounting Policies

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2012 and 2011. These financial statements include the results of our operations, cash flows and changes in unitholders’ equity for the year ended December 31, 2012 and the period of November 16 to December 31, 2011. The financial statements also include the results of our predecessor’s operations, cash flows and changes in partners’ capital for the period of January 1 to November 15, 2011 and the year ended December 31, 2010. The combined financial statements of Fund I reflect the predecessor financial statements of the Partnership and have been prepared from the separate financial records maintained by Fund I. Because the results of our predecessor include results for both the properties conveyed to us in connection with our IPO and properties retained by our predecessor, we do not consider these results of our predecessor to be indicative of our future results.

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

Because Fund I affiliates own 100% of our general partner and because Fund I owns 5,049,600 common units and all of our 6,720,000 subordinated units, representing an aggregate 52.4% limited partner interest in us, each acquisition of assets from Fund I is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed.

Accordingly, our historical financial statements include the results attributable to the Transferred Properties as if the Partnership owned such assets for all periods presented in 2011. The consolidated financial statements for periods prior to our acquisition of the Transferred Properties have been prepared from our predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. See our accounting policy below under “Transactions Between Entities Under Common Control.”

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

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We use the specific identification method of providing allowances for doubtful accounts. At December 31, 2012 and 2011, we did not have an allowance for doubtful accounts.

Revenue recognition

Revenues from oil and gas sales are recognized based on the sales method with revenue recognized on actual volumes sold to purchasers. Under this method of revenue recognition, a gas imbalance is created if the quantity sold is greater than or less than our entitlement share in any particular period. To the extent there are sufficient quantities of natural gas remaining to make up the gas imbalance, oil and natural gas reserves are adjusted to reflect the overproduced or underproduced position. In situations where there are insufficient reserves available to make up an overproduced imbalance, a liability is established. As of December 31, 2012 and 2011, we had no significant production imbalances.

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

For the year ended December 31, 2012, purchases by Sunoco, ConocoPhillips, and Shell Trading Company accounted for 17%, 16% and 10%, respectively, of our total sales revenues.

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

For the year ended December 31, 2012 we recorded non-cash impairment charges on proved oil and natural gas properties of $3.1 million. For the period from January 1 to November 15, 2011, the predecessor recorded non-cash impairment charges on proved oil and natural gas properties of $16.8 million. For the year ended December 31, 2010, the predecessor recorded non-cash impairment charges on proved oil and natural gas properties of $10.9 million. These charges are included in “impairment of oil and natural gas properties” on the consolidated/combined statements of operations. No impairment was recorded for proved properties for the period from November 16 to December 31, 2011. Refer to Note 5 for additional information.

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

Unproved properties.  Costs related to unproved properties include costs incurred to acquire unproved reserves. Because these reserves do not meet the definition of proved reserves, the related costs are not classified as proved properties. As of December 31, 2012 and 2011, $1.2 million and $1.7 million, respectively, of oil and natural gas property costs were related to unproved leasehold acquisitions costs and not subject to depletion. We did not reclassify any material amounts from unproved to proved properties during the year ended December 31, 2012 and the period from November 16 to December 31, 2011. For the year to date period ended November 15, 2011, the predecessor reclassified $0.3 million from unproved to proved properties.

We assess unproved properties for impairment on a quarterly basis. For the year ended December 31, 2012, we recorded an impairment charge for unproved properties in the amount of $0.4 million. For the year ended December 31, 2010, the predecessor recorded an impairment charge for unproved properties in the amount of $0.8 million. No impairments were recorded for unproved properties during 2011. The impairments were based on our experience in similar situations and other factors such as the primary lease terms of the properties, the average holding period of unproved properties, and the relative proportion of such properties on which proved reserves have been found in the past. The fair values of unproved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of unproved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subject to additional project-specific risk factors.

Other property and equipment

Other property and equipment is stated at historical cost less accumulated depreciation expense and is comprised primarily of software, computers and office equipment. Depreciation is calculated using the straight-line method based on useful lives of the assets ranging from three to five years. Other property and equipment is evaluated for impairment as necessary to determine if current circumstances and market conditions indicate that the carrying amounts of assets may not be recoverable. We did not recognize any impairment loss related to other property and equipment during 2012, 2011 and 2010.

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

Inherent to the present value calculation are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. Increases in the discounted retirement obligation liability and related oil and natural gas assets resulting from the passage of time will be reflected as additional accretion and depreciation expense in the consolidated/combined statements of operations.

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

ASC Topic 815, Derivatives and Hedging, requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. Realized gains and losses on derivative hedging instruments are recorded currently in earnings. Unrealized gains and losses on derivatives are also recorded currently in earnings unless the derivatives qualify and are appropriately designated as hedges. Unrealized gains or losses on derivative instruments that qualify and are designated as hedges are deferred in other comprehensive income until the related transaction occurs. We have not designated any of our derivative instruments as hedges. As a result, we mark our derivative instruments to fair value in accordance with the provisions of ASC Topic 815 and recognize the changes in fair market value in earnings. Refer to Note 8 for additional information.

Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. All of our derivatives at December 31, 2012 are with parties that are also lenders under our credit facility. The credit worthiness of the counterparties is subject to continual review. We monitor the nonperformance risk of ourself and of each of our counterparties and assesses the possibility of whether each counterparty to the derivative contract would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. We also have master netting arrangements in place with each counterparty to reduce credit exposure.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. We do not expect this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

3.              Acquisitions and Divestitures

Acquisition Between Entities Under Common Control

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

We did not acquire any significant third-party properties during either 2012 or 2011.  Our predecessor had the following acquisitions during 2010.

Significant acquisition — Potato Hills.  On February 23, 2010, our predecessor completed an acquisition of interests in 51 producing gas wells located in Oklahoma (Potato Hills) from a private independent oil and gas company for approximately $104.0 million in cash, subject to customary post-closing and title adjustments. Total proved reserves of the acquired properties were estimated at 10.0 million barrels of oil equivalent at the date of the acquisition.

Other acquisitions.  On August 31, 2010, our predecessor completed the acquisition of certain oil and natural gas properties located in Texas from a private independent oil and gas company for a purchase price of approximately $7.5 million, subject to customary post-closing and title adjustments.

On October 14, 2010, our predecessor also closed the acquisition of an additional interest in certain New Mexico wells in which it already held interests from a large public independent oil and gas company. The acquisition was valued at $1.8 million, subject to customary post-closing and title adjustments, and was in partial consideration for the divestiture of certain other New Mexico properties as discussed below under “Divestitures of non-core assets.”

Summarized below are the combined results of operations of our predecessor for the periods presented, on an unaudited pro forma basis, as if the 2010 acquisitions had occurred on January 1, 2010 (in thousands):

	Year ended
	December 31, 2010
	Actual	Pro Forma
Revenue	$139,687	$145,193
Net income (loss)	$22,334	$26,494

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

These acquisitions qualify as business combinations, and as such, our predecessor estimated the fair value of these properties as of the acquisition dates. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. In the estimation of fair value, we used a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs, as further discussed under Note 4. After post-closing and title adjustments, the assets acquired and liabilities assumed approximate fair value for the acquisitions.

Divestitures of non-core assets

We did not divest of any significant non-core assets during either 2012 or 2011. During 2010, our predecessor sold its interests in certain oil and natural gas properties located in New Mexico with carrying values of approximately $14.3 million and received net cash proceeds of approximately $12.5 million and certain additional property interests valued at $1.8 million. The sales of these non-core assets did not affect the unit-of-production amortization rate and, therefore, no gain or loss was recognized for the divestitures.

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

As required by GAAP, we utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011(in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets:
Commodity derivative instruments	$—	$34,214	$—	$34,214
Liabilities:
Commodity derivative instruments	—	2,545	—	2,545
Interest rate derivative instruments	—	4,185	—	4,185
December 31, 2011
Assets:
Commodity derivative instruments	$—	$43,079	$—	$43,079
Liabilities:
Commodity derivative instruments	—	186	—	186

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Oil and natural gas properties (successful efforts method)	$762,261	$723,505
Unproved properties	1,238	1,679
Other property and equipment	318	302
	763,817	725,486
Accumulated depletion, depreciation and impairment	(308,569)	(263,931)
Total property and equipment, net	$455,248	$461,555

We recorded $41.6 million and $5.1 million of depletion and depreciation expense for the year ended December 31, 2012 and the period from November 16 to December 31, 2011, respectively. The predecessor recorded $37.2 million and $55.8 million of depletion and depreciation expense for the period from January 1 to November 15, 2011 and the year ended December 31, 2010, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the year ended December 31, 2012, we recorded a total non-cash impairment charge of approximately $3.5 million to impair the value of our unproved properties and proved oil and natural gas properties in the Mid-Continent region.  For the year to date period ending November 15, 2011, we recorded a total non-cash impairment charge of approximately $16.8 million to impair the value of our proved oil and natural gas properties in the Mid-Continent region. For the year ended December 31, 2010, we recorded a total non-cash impairment charge of approximately $11.7 million, composed of $10.9 million and $0.8 million to impair the value of our proved and unproved oil and natural gas properties in the Gulf Coast, respectively. Our unproved properties were impaired based on the drilling locations for the probable and possible reserves becoming uneconomic at the lower future expected natural gas prices and our future expected drilling schedules. These non-cash charges are included in “Impairment of oil and natural gas properties” line item in the predecessor’s combined statements of operations. We did not record any impairment charges in the period from November 16 to December 31, 2011.

These impairments of proved and unproved oil and natural gas properties were recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in an internal or third party reserve report. These reports are based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 3 inputs. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the predecessor’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the risk of lower future natural gas prices. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves included in the reserve reports, future expected natural gas prices and basis differentials, and  anticipated drilling schedules.

These asset impairments have no impact on cash flows, liquidity positions, or debt covenants. If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our ARO as of and for the periods indicated (in thousands):

	Partnership		Predecessor
		November 16, 2011	For the Year to
	Year Ended	to	Date Period Ending
	December 31, 2012	December 31, 2011	November 15, 2011
Beginning of period	$24,154	$23,681	$24,296
Assumed in acquisitions	—	—	202
Divested properties	—	—	—
Revisions to previous estimates	6,357 (1)	—	—
Liabilities incurred	257	298	—
Liabilities settled	(180)	—	(443)
Accretion expense	1,460	175	1,290
End of period	32,048	24,154	25,345
Current portion of ARO	(500)	(359)	(359)
Asset retirement obligation-non-current	$31,548	$23,795	$24,986

(1)         The revisions are primarily related to the accelerated timing of expected settlement of our ARO as it relates to our natural gas properties due to significantly lower natural gas prices during 2012.

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our IPO, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of December 31, 2012. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. Unanimous approval by the lenders is required for any increase to the borrowing base.

Borrowings under the Credit Agreement are secured by liens on at least 80% of the PV-10 value of our and our subsidiaries’ oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our and our subsidiaries’ other assets including personal property. Borrowings under the Credit Agreement bear interest, at OLLC’s option, at either (i) the greater of the prime rate as determined by the Administrative Agent, the federal funds effective rate plus 0.50%, and the 30-day adjusted LIBOR plus 1.0%, all of which is subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letter of credit exposure to the borrowing base then in effect), or (ii) the applicable reserve-adjusted LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

The Credit Agreement requires us to maintain a leverage ratio of Total Debt to EBITDAX (as each term is defined in the Credit Agreement) of not more than 4.0 to 1.0x, and a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x.

Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our, OLLC’s and any of our subsidiaries’ ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness. As of December 31, 2012, we were in compliance with all covenants contained in the Credit Agreement.

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2012, we were in compliance with all covenants contained in the Term Loan Agreement.

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

As of December 31, 2012, we had approximately $228.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2011, we had approximately $155.8 million of outstanding debt and accrued interest was approximately $0.5 million. Our outstanding debt increased primarily due to our June 2012 acquisition of oil and natural gas properties from Fund I for approximately $65.1 million and working capital borrowings.

Interest expense for the year ended December 31, 2012 and period from November 16 to December 31, 2011 was $6.6 million and $0.6 million, respectively. Interest expense related to LRR A’s credit facility for the period from January 1 to November 11, 2011 and year ended December 31, 2010 was approximately $0.9 million and $3.2 million, respectively. As of December 31, 2012 and 2011, our weighted average interest rate on our outstanding indebtedness was 3.47% and 2.86%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At December 31, 2012 and 2011, our open positions consisted of contracts such as (i) crude oil and natural gas financial collar contracts, (ii) crude oil, NGL and natural gas financial swaps, (iii) natural gas basis financial swaps and (iv) crude oil and natural gas puts and (v) interest rate swap agreements. Our derivative instruments are with the counterparties that are also lenders in our Credit Agreement.

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

At December 31, 2012, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	7,267,590	5,876,100	5,326,560	4,878,990	4,605,396
Weighted average price		$5.15	$5.52	$5.71	$4.28	$4.61

Basis swaps (MMBTUs)	NYMEX	7,446,301	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1361)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	178,710	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	620,772	460,926	398,253	397,488	198,744
Weighted average price		$95.19	$96.29	$94.49	$86.02	$85.75

NGL positions
Price swaps (BBLs)	Mont Belvieu	144,323	—	—	—	—
Weighted average price		$50.49	$—	$—	$—	$—

At December 31, 2011, we had the following commodity derivative open positions:

	Index	2012	2013	2014	2015
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	3,684,189	5,757,645	5,107,055	4,596,205
Weighted average price		$6.21	$5.59	$5.76	$5.96

Collars (MMBTUs)	NYMEX-HH	2,902,801	—	—	—
Floor-Ceiling price		$4.75-7.31	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	251,005	289,323	248,149	219,657
Weighted average price		$102.20	$101.30	$100.01	$98.90

NGL positions
Price swaps (BBLs)	Mont Belvieu	164,220	—	—	—
Weighted average price		$49.92	$—	$—	$—

At December 31, 2012, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.5175%	LIBOR
February 2015	February 2017	75,000	1.7250%	LIBOR
February 2015	February 2017	75,000	1.7275%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.4275%	LIBOR

We did not have any outstanding interest rate swap derivative contracts as of December 31, 2011.

Effect of Derivative Instruments — Balance Sheets

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of December 31, 2012
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Interest rate
Swaps	$—	$13	$659	$3,539
Gross fair value		13	659	3,539
Netting arrangements		(13)	—	(13)
Net recorded fair value	$—	$—	$659	$3,526

Sale of natural gas production
Price swaps	$11,769	$16,863	$155	$1,073
Basis swaps	18	27	317	470
Sale of Crude Oil Production
Price swaps	3,280	4,660	2,061	2,066
Sale of NGLs
Price swaps	1,209	—	15	—
Gross fair value	16,276	21,550	2,548	3,609
Netting arrangements	(877)	(2,735)	(877)	(2,735)
Net recorded fair value	$15,399	$18,815	$1,671	$874

	As of December 31, 2011
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Sale of natural gas production
Price swaps	$10,762	$22,190	$—	$—
Basis swaps	—	—	—	—
Collars	4,464	—	—	—
Sale of Crude Oil Production
Price swaps	838	4,825	—	—
Sale of NGLs
Price swaps	254	—	440	—
Gross fair value	16,318	27,015	440	—
Netting arrangements	(254)	—	(254)	—
Net recorded fair value	$16,064	$27,015	$186	$—

Effect of Derivative Instruments — Statements of Operations

The unrealized gain or loss amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31,	December 31,	November 15,	December 31,
	2012	2011	2011	2010
Realized gains (losses):
Commodity derivatives (revenue)	$23,350	$4,015	$9,353	$48,029
Interest rate derivatives (other income/expense)	(465)	—	(574)	(649)
Unrealized gains (losses):
Commodity derivatives (revenue)	(11,264)	6,664	12,674	(23,964)
Interest rate derivatives (other income/expense)	(4,185)	—	441	(248)

Credit Risk.  All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative instruments involves the risk that the counterparties may be unable to meet the financial terms of the transactions. We monitor the creditworthiness of each of our counterparties and assess the possibility of whether each counterparty to the derivative contract would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. We also have master netting arrangements in place with each counterparty to reduce credit exposure. The derivative transactions are placed with major financial institutions that we believe present minimal credit risks to us. Additionally, we consider ourselves to be of substantial credit quality and have the financial resources and willingness to meet our potential repayment obligations associated with the derivative transactions.

9.              Related Parties

Ownership in Our General Partner by the Management of Fund I and its Affiliates

As of December 31, 2012, Lime Rock Management, an affiliate of Fund I owned 100% of our general partner and Fund I owned an aggregate of approximately 32.1% of our outstanding common units and all of our subordinated units representing limited partner interests in us. As of December 31, 2011, Lime Rock Management owned 100% of our general partner and Fund I owned an aggregate of approximately 32.2% of our outstanding common units and all of our subordinated units representing limited partner interests in us. In addition, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights as of December 31, 2012 and 2011.

Contracts with our General Partner and its Affiliates

We have entered into agreements with our general partner and its affiliates. Refer to Note 1 for a description of those agreements. For the year ended December 31, 2012 and the period from November 16 to December 31, 2011, we paid Lime Rock Management approximately $2.1 million and $0.6 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, ServCo, an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors.  Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the year ended December 31, 2012 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2011	$—	$(536)	$(536)
Expenditures	(74,765)	(11,708)	(86,473)
Cash paid for expenditures	62,844	4,423	67,267
Revenues and other	9,692	8,073	17,765
Balance as of December 31, 2012	$(2,229)	$252	$(1,977)

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of December 31, 2012 and 2011, our general partner and its affiliates held 5,049,600 of our common units, all of our subordinated units and 22,400 general partner units. During the year ended December 31, 2012, we paid cash distributions of $37.3 million to all unitholders as of the respective record dates.  No cash distributions were made from November 16 to December 31, 2011.

We announced our fourth quarter 2012 distribution on January 18, 2013 as discussed in Note 14.

Predecessor Related Parties

Each of LRR A, LRR B and LRR C has a management agreement with Lime Rock Management, an affiliated entity, to provide management services for the operation and supervision of their respective funds. The management fee is determined by a formula based on the partners’ invested capital or the equity capital commitment. During the period from January 1 to November 15, 2011, the predecessor expensed $5.4 million in management fees to Lime Rock Management. The predecessor expensed $6.1 million related to management fees to Lime Rock Management for the year ended December 31, 2010.

For certain oil and natural gas properties where the predecessor is the operator, the predecessor receives income related to joint interest operations. For the period from January 1 to November 15, 2011, the predecessor received $0.9 million, of income, which reduced the management fee paid by the predecessor to Lime Rock Management. The predecessor did not record any such amounts during the year ended December 31, 2010. All related party transactions are at amounts believed to be commensurate with an arm’s-length transaction between parties and are stated at fair market value.

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

On December 14, 2011, we closed the partial exercise of the underwriters’ option to purchase additional units and as a result, issued an additional 1,200,000 common units to the public. We used the net proceeds from the sale of the additional common units of $21.3 million, after deducting underwriting discounts and a structuring fee, to pay additional cash consideration for the properties purchased from Fund I in connection with the IPO and to make additional distributions to Fund I. In connection with our IPO, Fund I received total consideration for the Partnership Properties of 5,049,600 common units, 6,720,000 subordinated units, $311.2 million in cash and the assumption of $27.3 million of LRR A’s indebtedness.

Units Outstanding

As of December 31, 2012, we had 15,726,342 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. In addition, as of December 31, 2012, Fund I owned 5,049,600 common units and all of our subordinated units, representing a 52.4% limited partner interest in us.

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

The subordination period will extend until the first business day of any quarter after December 31, 2014 that we have earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, provided there are no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. One third of the subordinated units did not convert pursuant to the provisions of our partnership agreement following our distribution for the fourth quarter of 2012 that was paid on February 14, 2013. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

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

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

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

•                  thereafter, as provided in the table above.

11.       Net Income Per Limited Partner Unit

The following sets forth the calculation of net income per limited partner unit for the following periods (in thousands, except per unit amounts):

	Year Ended	November 16 to
	December 31, 2012	December 31, 2011
Net income	$2,262	$13,016
Net income attributable to predecessor operations	(2,265)	(866)
Net income (loss) available to unitholders	(3)	12,150
Less: General partner’s approximate 0.1% interest in net income (loss)	—	(12)
Limited partners’ interest in net income (loss)	$(3)	$12,138

Weighted average limited partner units outstanding:
Common units	15,705	15,698
Subordinated units	6,720	6,720
Total	22,425	22,418

Net income (loss) per limited partner unit (basic and diluted)	$(0.00)	$0.54

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income per limited partner unit, and accordingly, are included in basic computation as such. Net income per limited partner unit is determined by dividing the net income available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income, by the number of common units and subordinated units outstanding as of December 31, 2012 and 2011. The aggregate number of common units and subordinated units was 15,726,342 and 6,720,000 as of December 31, 2012.  The aggregate number of common units and subordinated units was 15,700,074 and 6,720,000 as of December 31, 2011. The majority of the units were outstanding since November 16, 2011.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of December 31, 2012, there were 1,431,258 units available for issuance under the 2011 LTIP. The 2011 LTIP will be administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest over three years in equal amounts (subject to rounding) on the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the non-vested units for the year ended December 31, 2012 and the period from November 16 to December 31, 2011, is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Units	Fair Value
Non-vested restricted units at November 16, 2011	—	$—
Granted	42,474	18.88
Vested	—	—
Forfeited	—	—
Non-vested units at December 31, 2011	42,474
Granted	26,268	18.10
Vested	(14,157)	18.88
Forfeited	—	—
Non-vested units at December 31, 2012	54,585

As of December 31, 2012, there was approximately $0.9 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.3 years. There were 14,157 vested restricted units as of December 31, 2012.

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

14.       Subsidiary Guarantors

We and LRE Finance, our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on December 10, 2012, and the SEC declared the registration statement effective on January 16, 2013. Securities that may be offered and sold include debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933.  LRE Finance may co-issue any debt securities issued by us pursuant to the registration statement.  LRE Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities.  OLLC, our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. The guarantee will be released (i) automatically upon any sale, exchange or transfer of our equity interests in OLLC, (ii) automatically upon the liquidation and dissolution of OLLC, (iii) following delivery of notice to the trustee under the indenture related to the debt securities of the release of OLLC of its obligations under the Partnership’s revolving credit facility, and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the related debt securities. Other than LRE Finance, OLLC is our sole subsidiary and thus no other subsidiary will guarantee our debt securities.

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our assets or OLLC represents restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

15.       Subsequent Events

Acquisition Between Entities Under Common Control

On January 3, 2013, we completed the acquisition of oil and natural gas properties in the Mid-Continent region in Oklahoma from Fund I for a purchase price of $21.0 million subject to customary purchase price adjustments. In addition, as part of the transaction, we acquired in the money commodity hedge contracts valued at approximately $1.8 million. LRE funded the acquisition with borrowings under its revolving credit facility.

Unit Distribution

On January 18, 2013, we announced that the board of directors of our general partner declared a cash distribution for the fourth quarter of 2012 of $0.4800 per outstanding unit, or $1.92 on an annualized basis. The distribution was paid on February 14, 2013 to all unitholders of record as of the close of business on January 30, 2013. The aggregate amount of the distribution was approximately $10.8 million.

Derivative Instruments

Subsequent to December 31, 2012, we entered into the following commodity hedges.

	Index	2013	2014
Oil Positions
Basis swaps (Bbls)	Midland — WTI Cushing	419,425	410,400
Weighted average price		$(1.25)	$(1.00)

As part of the 2013 acquisition described above, we also acquired the following crude oil and natural gas hedges:

	Index	2013	2014	2015
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	248,950	200,916	173,676
Weighted average price		$5.23	$5.58	$5.96

Oil positions
Price swaps (BBLs)	NYMEX-WTI	39,794	28,176	22,128
Weighted average price		$101.30	$100.01	$98.90

Restricted Unit Grant

On March 5, 2013, the board of directors of our general partner granted Mr. Casas 20,760 restricted units under the LTIP. These restricted units vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the date of grant), so that the restricted units granted will be 100% vested on March 5, 2016 and provided that he has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the date of grant through each applicable vesting date.

16.       Supplemental Information on Oil and Natural Gas Exploration and Production Activities (Unaudited)

Oil and Natural Gas Capitalized Costs

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31 (in thousands):

	2012	2011

Proved oil and natural gas properties	$762,261	$723,505
Unproved oil and natural gas properties	1,238	1,679
	763,499	725,184
Accumulated depletion and depreciation	(308,424)	(263,915)
Net capitalized costs	$455,075	461,269

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred in oil and natural gas property acquisition and development activities are as follows (in thousands):

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010

Acquisition of oil and natural gas properties
Proved	$933	$56	$392	$105,209
Unproved	—	—	—	—
Development costs	29,713	2,461	48,702	44,680
Total	$30,646	2,517	$49,094	$149,889

We had immaterial exploration costs for each of the periods during 2012, 2011 and 2010.

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

Our estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates are reviewed on a periodic basis throughout the year by internal reservoir engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions, as well as changes in the expected recovery associated with infill drilling.

Our oil and natural gas properties and associated reserves are located in the continental United States. The following table presents the estimated remaining net proved, proved developed and proved undeveloped oil and natural gas reserves as of the periods indicated, and the related summary of changes in estimated quantities of net remaining proved reserves during those periods. Our estimated reserves at December 31, 2012, 2011 and 2010 were based on reserve reports prepared by the independent reserve engineers Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc.

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Partnership:
Balance, November 16, 2011	—	—	—
Contribution from predecessor	8,730	3,360	113,972
Production	(87)	(32)	(1,086)
Balance, December 31, 2011	8,643	3,328	112,886
Revision of previous estimates	1,172	266	(16,935	)(1)
Extensions and discoveries	546	134	606
Acquisition of minerals in place	—	—	—
Sales of minerals in place	—	—	—
Production	(696)	(287)	(7,942)
Balance, December 31, 2012	9,665	3,441	88,615

(1)         The decrease in natural gas reserves was primarily due to significantly lower natural gas prices during 2012.

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Predecessor:
Balance, December 31, 2009	5,598	2,580	62,658
Revision of previous estimates	92	315	6,681
Extensions and discoveries	927	438	2,583
Acquisition of minerals in place	40	97	49,560
Sales of minerals in place	(22)	(9)	(594)
Production	(698)	(376)	(11,287)
Balance, December 31, 2010	5,937	3,045	109,601
Revision of previous estimates	126	(196)	10,359
Extensions and discoveries	3,902	1,094	7,243
Acquisition of minerals in place	—	—	—
Sales of minerals in place	(29)	—	(75)
Production	(657)	(269)	(8,606)
Balance, November 15, 2011	9,279	3,674	118,522

Proved developed reserves:
December 31, 2010 (predecessor)	4,970	2,605	105,465
December 31, 2011 (partnership)	6,410	2,580	103,679
December 31, 2012 (partnership)	6,979	2,716	84,747
Proved undeveloped reserves:
December 31, 2010 (predecessor)	967	440	4,136
December 31, 2011 (partnership)	2,233	748	9,207
December 31, 2012 (partnership)	2,686	725	3,868

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

The standardized measure of discounted future net cash flows related to our interest in proved reserves as of the periods indicated are as follows (in thousands):

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010

Future cash inflows	$1,267,735	$1,420,166	$1,497,384	$1,039,219
Future costs:
Development	(149,274)	(151,487)	(157,048)	(40,659)
Production	(435,200)	(442,491)	(467,401)	(354,350)
Future net cash flows	683,261	826,188	872,935	644,210
10% discount to reflect timing of cash flows	(358,020)	(435,174)	(454,253)	(295,812)
Standardized measure of discounted future net cash flows	$325,241	$391,014	$418,682	$348,398

The principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves as of the periods indicated are as follows (in thousands):

	Partnership		Predecessor
	Year Ended	November 16 to	January 1 to	Year Ended
	December 31, 2012	December 31, 2011	November 15, 2011	December 31, 2010

Beginning of period	$391,014	$400,988	$348,398	$192,948
Contribution from predecessor	—	—	—
Purchase of reserves in place	—	—	—	76,007
Sales of reserves in place	—	—	(676)	(535)
Extensions and discoveries, net of future development costs	19,380	—	120,120	46,947
Revisions of quantity estimates	(20,132)	—	17,326	23,467
Changes in future development costs, net	(871)	—	1,125	(5,148)
Development costs incurred that reduce future development costs	12,364	—	4,331	4,013
Net changes in prices	(41,311)	—	15,374	77,696
Oil, natural gas and NGL sales, net of production costs	(60,737)	(9,974)	(96,585)	(82,382)
Changes in timing and other	(13,567)	—	(25,571)	(3,910)
Accretion of discount	39,101	—	34,840	19,295
End of period	$325,241	$391,014	$418,682	$348,398

17.       Selected Quarterly Financial Information (Unaudited)

Quarterly financial data was as follows for the periods indicated (in thousands):

	Partnership
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$23,856	$22,613	$24,826	$22,068
Operating income (loss)	5,438	17,679	(11,180)	1,743
Net income (loss)	4,956	13,363	(15,558)	(499)
Net income (loss) available to common unitholders	3,849	12,205	(15,558)	(499)
Net income (loss) per limited partner unit	$0.17	$0.54	$(0.69)	$(0.02)

	Predecessor				Partnership
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Fourth Quarter (1)
2011
Revenues	$18,650	$42,535	$66,208	$4,781	$24,409
Operating income (loss)	(5,856)	24,298	25,578	(7,341)	13,668
Net income (loss)	(6,210)	23,813	25,582	(7,481)	13,016
Net income (loss) available to common unitholders	—	—	—	—	12,150
Net income per limited partner unit	n/a	n/a	n/a	n/a	$0.54

(1)         Fourth quarter 2011 results are split 46 days each under predecessor and partnership to reflect the closing of the IPO.