Form 10-Q
period 2013-03-31
LRR Energy, L.P.
filed 2013-05-08
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 19,448,539 Common Units, 6,720,000 Subordinated Units and 22,400 General Partner Units outstanding as of May 3, 2013.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,209	$3,467
Accounts receivable	7,687	7,250
Commodity derivative instruments	10,342	16,134
Due from affiliates	2,800	—
Prepaid expenses	719	748
Total current assets	64,757	27,599
Property and equipment (successful efforts method)	808,442	800,624
Accumulated depletion, depreciation and impairment	(330,794)	(321,377)
Total property and equipment, net	477,648	479,247
Commodity derivative instruments	17,377	19,821
Deferred financing costs, net of accumulated amortization	1,454	1,559
TOTAL ASSETS	$561,236	$528,226
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,892	$1,415
Accrued capital cost	6,246	2,361
Due to affiliates	—	1,977
Commodity derivative instruments	3,373	1,671
Interest rate derivative instruments	605	659
Asset retirement obligations	423	500
Total current liabilities	14,539	8,583
Long-term liabilities:
Commodity derivative instruments	1,189	874
Interest rate derivative instruments	3,291	3,526
Term loan	50,000	50,000
Revolving credit facility	185,000	178,000
Asset retirement obligations	33,232	32,615
Deferred tax liabilities	100	120
Total long-term liabilities	272,812	265,135
Total liabilities	287,351	273,718
Unitholders’ equity:
Predecessors’ capital	—	24,673
General partner (22,400 units issued and outstanding as of March 31, 2013 and December 31, 2012)	381	396
Public common unitholders (17,598,939 units issued and outstanding as of March 31, 2013 and 10,676,742 units issued and outstanding as of December 31, 2012)	235,995	169,919
Affiliated common unitholders (1,849,600 units issued and outstanding as of March 31, 2013 and 5,049,600 units issued and outstanding as of December 31, 2012)	7,911	25,563
Subordinated unitholders (6,720,000 units issued and outstanding as of March 31, 2013 and December 31, 2012)	29,598	33,957
Total unitholders’ equity	273,885	254,508
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$561,236	$528,226

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	2012

Revenues:
Oil sales	$13,435	$16,558
Natural gas sales	5,959	5,828
Natural gas liquids sales	2,219	3,232
Realized gain on commodity derivative instruments	4,105	5,248
Unrealized loss on commodity derivative instruments	(10,029)	(271)
Other income	69	3
Total revenues	15,758	30,598

Operating Expenses:
Lease operating expense	6,213	6,544
Production and ad valorem taxes	1,693	1,720
Depletion and depreciation	9,416	9,983
Impairment of oil and natural gas properties	—	3,093
Accretion expense	457	373
Gain on settlement of asset retirement obligations	(25)	(98)
General and administrative expense	3,299	3,183
Total operating expenses	21,053	24,798

Operating income (loss)	(5,295)	5,800

Other income (expense), net
Interest expense	(2,265)	(1,128)
Realized loss on interest rate derivative instruments	(174)	(33)
Unrealized gain on interest rate derivative instruments	289	805
Other income (expense), net	(2,150)	(356)

Income (loss) before taxes	(7,445)	5,444
Income tax expense	(5)	(126)
Net income (loss)	(7,450)	5,318
Net income attributable to predecessor operations	—	(1,469)
Net income (loss) available to unitholders	$(7,450)	$3,849

Computation of net income (loss) per limited partner unit:

General partners’ interest in net income (loss)	$(7)	$4

Limited partners’ interest in net income (loss)	$(7,443)	$3,845

Net income (loss) per limited partner unit (basic and diluted)	$(0.32)	$0.17

Weighted average number of limited partner units outstanding	22,923	22,421

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

			Limited Partners
	Predecessors’	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2012	$24,673	$396	$169,919	$25,563	$33,957	$254,508
Contribution from predecessor	—	3	1,229	582	773	2,587
Book value of transferred properties contributed by predecessor	(24,673)	—	—	—	—	(24,673)
Equity offering, net of expenses	—	—	59,583	—	—	59,583
Equity offering by limited partners	—	—	15,281	(15,281)	—	—
Amortization of equity awards	—	—	115	—	—	115
Distribution	—	(11)	(5,125)	(2,424)	(3,225)	(10,785)
Net income	—	(7)	(5,007)	(529)	(1,907)	(7,450)
Balance, March 31, 2013	$—	$381	$235,995	$7,911	$29,598	$273,885

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,450)	$5,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and depreciation	9,416	9,983
Impairment of oil and natural gas properties	—	3,093
Unrealized (gain) loss on derivative instruments, net	9,740	(534)
Accretion expense	457	373
Amortization of equity awards	115	69
Amortization of derivative contracts	247	—
Amortization of deferred financing costs and other	82	74
Gain on settlement of asset retirement obligations	(25)	(98)
Changes in operating assets and liabilities:
Change in receivables	(437)	3,977
Change in prepaid expenses	29	(334)
Change in accrued liabilities and deferred tax liabilities	2,457	(427)
Change in amounts due to/from affiliates	(4,777)	(1,201)
Net cash provided by operating activities	9,854	20,293

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	—	(1,624)
Development of oil and natural gas properties	(3,824)	(4,747)
Expenditures for other property and equipment	—	(16)
Net cash used in investing activities	(3,824)	(6,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	29,000	—
Principal payments on revolving credit facility	(22,000)	—
Equity offering, net of expenses	59,583	—
Distribution to Fund I	(22,086)	—
Contribution to Fund I	—	(3,403)
Distributions	(10,785)	(5,213)
Net cash provided by (used in) financing activities	33,712	(8,616)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,742	5,290

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,467	1,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,209	$6,803

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Change in accrued capital costs	$3,885	$(2,590)
Asset retirement obligations	(167)	(81)

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.              Description of Business

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”) to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. As used herein, references to “Fund I” refer collectively to LRR A, LRR B and LRR C and references to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I and Fund II. Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. We conduct our operations through our wholly owned subsidiary, LRE Operating, LLC (“OLLC”).

We own 100% of LRE Finance Corporation (“LRE Finance”). LRE Finance was organized for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities, if and when issued. Its activities are limited to co-issuing our debt securities and engaging in activities related thereto. As of March 31, 2013, LRE Finance did not co-issue any debt securities.

On January 3, 2013, we completed an acquisition from Fund I of certain oil and natural gas properties (the “Transferred Properties”) located in the Mid-Continent region in Oklahoma for $21.0 million subject to customary purchase price adjustments (the “Transaction”) (Note 3).

2.              Summary of Significant Accounting Policies

Our accounting policies are set forth in Note 2 of the audited consolidated/combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), and are supplemented by the notes to these unaudited consolidated condensed financial statements. There have been no significant changes to these policies, and these unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated/combined financial statements and notes in our 2012 Annual Report.

 Basis of presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated/combined financial statements in our 2012 Annual Report. While the year-end balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

The Partnership’s historical financial statements previously filed with the SEC have been revised in this quarterly report on Form 10-Q to include the results attributable to the Transferred Properties as described in Note 3 and other acquisitions completed in 2012 that we considered to be between entities under common control.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 required entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” which clarified the scope of these disclosures to include bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. We adopted this guidance effective January 1, 2013. This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.              Acquisitions

Acquisition between Entities under Common Control

On January 3, 2013, we completed the Transaction for a total purchase price of $21.0 million, subject to customary purchase price adjustments. In addition, as part of the Transaction, we acquired in the money commodity hedge contracts valued at approximately $1.7 million as of the closing of the Transaction. The Transaction was effective October 1, 2012, and we expect the post-closing adjustments to the purchase price for the acquisition to be finalized in the second quarter of 2013. We funded the Transaction with borrowings under our revolving credit facility (Note 7).

The following table presents the net assets conveyed by Fund I to us in the Transaction (in thousands):

Property and equipment, net	$23,998
Oil and natural gas commodity hedge contracts	1,742
Asset retirement obligations and other liabilities	(1,067)

Net assets	$24,673

Consistent with previous acquisitions from Fund I, the net assets were recorded using carryover book value of Fund I as the acquisition was a transaction between entities under common control. Our historical financial statements were revised to include the results attributable to previous acquisitions from Fund I as if we owned the properties for all periods presented in our consolidated condensed financial statements.

4.              Fair Value Measurements

Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. All such financial instruments are considered Level 1 instruments. The carrying value of our senior secured revolving credit facility and term loan, including the current portion, approximates fair value, as interest rates are variable based on prevailing market rates and are therefore considered Level 1 instruments. Our financial and non-financial assets and liabilities that are measured on a recurring basis are measured and reported at fair value.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Commodity derivative instruments	$—	$27,719	$—	$27,719
Liabilities:
Commodity derivative instruments	—	4,562	—	4,562
Interest rate derivative instruments	—	3,896	—	3,896
December 31, 2012
Assets:
Commodity derivative instruments	$—	$35,955	$—	$35,955
Liabilities:
Commodity derivative instruments	—	2,545	—	2,545
Interest rate derivative instruments	—	4,185	—	4,185

All fair values reflected in the table above and on the consolidated balance sheets have been adjusted for non-performance risk. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

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

5.              Property and Equipment

The following table sets forth the components of property and equipment, net (in thousands):

	March 31, 2013	December 31, 2012

Oil and natural gas properties (successful efforts method)	$806,860	$799,042
Unproved properties	1,264	1,264
Other property and equipment	318	318
	808,442	800,624
Accumulated depletion, depreciation and impairment	(330,794)	(321,377)
Total property and equipment, net	$477,648	$479,247

We recorded $9.4 million and $10.0 million of depletion and depreciation expense for the three months ended March 31, 2013 and 2012, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. We did not record any impairment charges in the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded a total non-cash impairment charge of approximately $3.1 million to impair the value of our proved oil and natural gas properties in the Mid-Continent region. This non-cash charge is included in “Impairment of oil and natural gas properties” line item in the consolidated statements of operations.

This impairment of proved oil and natural gas properties was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in an internal reserve report. These reports are based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials. These observable inputs are classified as Level 3 measurements. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the risk of lower future natural gas prices. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves included in the reserve reports, future expected oil and natural gas prices and basis differentials, and anticipated drilling schedules.

This asset impairment had no impact on cash flows, liquidity positions, or debt covenants. If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the three months ended March 31, 2013 (in thousands):

Beginning of period	$33,115
Revisions to previous estimates	—
Liabilities incurred	167
Liabilities settled	(84)
Accretion expense	457
End of period	33,655
Less: Current portion of asset retirement obligations	(423)
Asset retirement obligations — non-current	$33,232

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of March 31, 2013. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion. As of March 31, 2013, we were in compliance with all covenants contained in the Credit Agreement.

In April 2013, our borrowing base was reaffirmed by our lending group at $250 million.

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement. As of March 31, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

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

As of March 31, 2013, we had approximately $235.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2012, we had approximately $228.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended March 31, 2013 and 2012 was $2.3 million and $1.1 million, respectively. As of March 31, 2013 and December 31, 2012, our weighted average interest rate on our outstanding indebtedness was 3.44% and 3.47%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

8.              Derivatives

Objective and strategy

We are exposed to commodity price and interest rate risk and consider it prudent to periodically reduce our exposure to cash flow variability resulting from commodity price changes and interest rate fluctuations. Accordingly, we enter into derivative instruments to manage our exposure to commodity price fluctuations, locational differences between a published index and the NYMEX futures on natural gas or crude oil productions, and interest rate fluctuations.

Our open positions typically consist of contracts such as (i) crude oil and natural gas financial collar contracts, (ii) crude oil, natural gas liquids (“NGLs”) and natural gas financial swaps, (iii) crude oil and natural gas basis financial swaps, (iv) crude oil and natural gas puts and (v) interest rate swap agreements. Our derivative instruments are with the counterparties that are also lenders in our Credit Agreement.

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

We elected not to designate any positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the statements of operations. We record our derivative activities on a mark-to-market or fair value basis. Fair values are based on pricing models that consider the time value of money and volatility and are comparable to values obtained from counterparties. Pursuant to the accounting standard that permits netting of assets, liabilities, and collateral where the right of offset exists, we present the fair value of derivative financial instruments on a net basis in the consolidated balance sheets.

At March 31, 2013, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	5,642,670	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.09	$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	NYMEX	5,584,726	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1363)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	122,625	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	496,216	550,357	420,381	397,488	198,744
Weighted average price		$95.20	$95.81	$94.72	$86.02	$85.75

Basis swaps (BBLs)	NYMEX-WTI	372,590	410,400	—	—	—
Weighted average price		$(1.25)	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	167,402	105,214	—	—	—
Weighted average price		$41.95	$35.35	$—	$—	$—

At December 31, 2012, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	7,516,540	6,077,016	5,500,236	4,878,990	4,605,396
Weighted average price		$5.16	$5.53	$5.72	$4.28	$4.61

Basis swaps (MMBTUs)	NYMEX	7,446,301	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1361)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	178,710	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	660,566	489,102	420,381	397,488	198,744
Weighted average price		$95.56	$96.51	$94.72	$86.02	$85.75

NGL positions
Price swaps (BBLs)	Mont Belvieu	144,323	—	—	—	—
Weighted average price		$50.49	$—	$—	$—	$—

At March 31, 2013 and December 31, 2012, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.5175%	LIBOR
February 2015	February 2017	75,000	1.7250%	LIBOR
February 2015	February 2017	75,000	1.7275%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.4275%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of March 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$31	$605	$3,322
Gross fair value	—	31	605	3,322
Netting arrangements	—	(31)	—	(31)
Net recorded fair value	$—	$—	$605	$3,291

Sale of natural gas production
Price swaps	$8,143	$14,669	$742	$1,106
Basis swaps	11	21	335	442
Sale of crude oil production
Price swaps	1,983	4,717	2,517	1,431
Basis swaps	—	—	334	161
Sale of NGLs
Price swaps	879	—	119	79
Gross fair value	11,016	19,407	4,047	3,219
Netting arrangements	(674)	(2,030)	(674)	(2,030)
Net recorded fair value	$10,342	$17,377	$3,373	$1,189

	As of December 31, 2012
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$13	$659	$3,539
Gross fair value	—	13	659	3,539
Netting arrangements	—	(13)	—	(13)
Net recorded fair value	$—	$—	$659	$3,526

Sale of natural gas production
Price swaps	$12,185	$17,460	$155	$1,073
Basis swaps	18	27	317	470
Sale of crude oil production
Price swaps	3,599	5,069	2,061	2,066
Sale of NGLs
Price swaps	1,209	—	15	—
Gross fair value	17,011	22,556	2,548	3,609
Netting arrangements	(877)	(2,735)	(877)	(2,735)
Net recorded fair value	$16,134	$19,821	$1,671	$874

Effect of Derivative Instruments — Statement of Operations

The unrealized and realized gain or loss amounts and classification related to derivative instruments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Realized gains (losses):
Commodity derivatives (revenue)	$4,105	$5,248
Interest rate derivatives (other income/expense)	(174)	(33)
Unrealized gains (losses):
Commodity derivatives (revenue)	(10,029)	(271)
Interest rate derivatives (other income/expense)	289	805

Credit Risk

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

9.              Related Parties

Ownership of our General Partner by Lime Rock Management and its Affiliates

As of March 31, 2013, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 9.5% of our outstanding common units and all of our subordinated units representing a 32.7% limited partner interests in us. As of March 31, 2013, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2012 Annual Report, three separate one-third tranches of the subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We do not expect one third of the subordinated units to convert pursuant to the provisions of our partnership agreement following our distribution for the first quarter of 2013 that will be paid on May 15, 2013. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

Contracts with our General Partner and its Affiliates

We have entered into various agreements with our general partner and its affiliates. For the three months ended March 31, 2013 and 2012, we paid Lime Rock Management approximately $0.3 million and $0.2 million, respectively, either directly or indirectly, related to these agreements.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the three months ended March 31, 2013 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2012	$(2,229)	$252	$(1,977)
Expenditures	(15,432)	(51)	(15,483)
Cash paid for expenditures	18,929	48	18,977
Revenues and other	1,529	(246)	1,283
Balance as of March 31, 2013	$2,797	$3	$2,800

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of March 31, 2013, our general partner and its affiliates held 1,849,600 of our common units, all of our subordinated units and 22,400 general partner units. On February 14, 2013, we paid a cash distribution for the fourth quarter of 2012 of $0.4800 per outstanding unit, or $1.92 on an annualized basis. The aggregate amount of the distribution was $10.8 million. During the three months ended March 31, 2012, we paid a cash distribution to all unitholders of $5.2 million, which represented a prorated amount of our minimum quarterly distribution of $0.4750 per unit for the prorated period from the closing of our initial public offering to December 31, 2011.

We announced our first quarter 2013 distribution on April 17, 2013 as discussed in Note 14.

10.  Unitholders’ Equity

Equity Offering

On March 22, 2013, we closed a public equity offering of 3,700,000 common units representing limited partner interests in the Partnership at a price to the public of $16.84 per common unit, or $16.1664 per common unit after payment of the underwriting discount. We received net proceeds from the sale of 3,700,000 newly issued common units of approximately $59.6 million, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $0.2 million. We used the net proceeds of the offering to fund our acquisition discussed in Note 14 and repay borrowings outstanding on our Credit Agreement.

Fund I sold 3,200,000 common units in the equity offering at a price to the public of $16.84 per common unit, or $16.1664 per common unit after payment of the underwriting discount. We did not receive any proceeds from the sale of common units by Fund I; however, the equity balance of Fund I was adjusted for its reduced ownership interest in us.

Units Outstanding

As of March 31, 2013, we had 19,448,539 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. As of March 31, 2013, Fund I owned 1,849,600 common units and all of our subordinated units, representing a 32.7% limited partner interest in us.

11.  Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit (in thousands, except per unit amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$(7,450)	$5,318
Net income attributable to predecessor operations	—	(1,469)
Net income (loss) available to unitholders	(7,450)	3,849
Less: General partner’s approximate 0.1% interest in net income (loss)	7	(4)
Limited partners’ interest in net income (loss)	$(7,443)	$3,845

Weighted average limited partner units outstanding:
Common units	16,203	15,701
Subordinated units	6,720	6,720
Total	22,923	22,421

Net income (loss) per limited partner unit (basic and diluted)	$(0.32)	$0.17

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income per limited partner unit, and accordingly, are included in basic computation as such. Net income per limited partner unit is determined by dividing the net income available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income, by weighted average number of common units and subordinated units outstanding as of March 31, 2013 and 2012. The aggregate number of common units and subordinated units outstanding was 19,448,539 and 6,720,000, respectively, as of March 31, 2013. The aggregate number of common units and subordinated units outstanding was 15,708,474 and 6,720,000, respectively, as of March 31, 2012.

12.  Equity-Based Compensation

On November 10, 2011, our general partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of March 31, 2013, there were 1,409,061 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our general partner’s board of directors.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest over three years in equal amounts (subject to rounding) on the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested units as of March 31, 2013, is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Units	Fair Value
Non-vested restricted units at December 31, 2012	54,584	—
Granted	22,197	$17.12
Vested	(2,800)	20.89
Forfeited	—	—
Non-vested units at March 31, 2013	73,981

As of March 31, 2013, there was approximately $1.2 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.3 years. There were 16,958 vested restricted units as of March 31, 2013.

13.  Subsidiary Guarantors

We and LRE Finance, our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the SEC on December 10, 2012, and the SEC declared the registration statement effective on January 16, 2013. Securities that may be offered and sold include debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. LRE Finance may co-issue any debt securities issued by us pursuant to the registration statement. LRE Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities. OLLC, our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. The guarantee will be released (i) automatically upon any sale, exchange or transfer of our equity interests in OLLC, (ii) automatically upon the liquidation and dissolution of OLLC, (iii) following delivery of notice to the trustee under the indenture related to the debt securities of the release of OLLC of its obligations under the Partnership’s revolving credit facility, and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the related debt securities. Other than LRE Finance, OLLC is our sole subsidiary, and thus, no other subsidiary will guarantee our debt securities.

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our assets or OLLC represents restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

14.  Subsequent Events

Acquisition between Entities under Common Control

On April 1, 2013, we completed the acquisition of oil and natural gas properties in the Mid-Continent region in Oklahoma and crude oil hedges from Fund II for a purchase price of $38.2 million, subject to customary purchase price adjustments. We funded the acquisition with proceeds from our equity offering described in Note 10.

As part of the transaction, we acquired the following crude oil hedges which were estimated to be valued at approximately $0.4 million as of the close of the transaction:

	Index	2013	2014

Oil positions
Price swaps (BBLs)	NYMEX-WTI	38,250	30,000
Weighted average price		$102.75	$98.20

Unit Distribution

On April 17, 2013, we announced that the board of directors of our general partner declared a cash distribution for the first quarter of 2013 of $0.4825 per outstanding unit, or $1.93 on an annualized basis. The distribution will be paid on May 15, 2013 to all unitholders of record as of the close of business on May 1, 2013. The aggregate amount of the distribution will be approximately $12.6 million.

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

All statements, other than statements of historical fact, are forward-looking statements. These forward-looking statements can be identified by their use of terms and phrases such as “may,” “predict,” “pursue,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “target,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 that describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•      our ability to generate sufficient cash to pay the minimum quarterly distribution on our common units;

•      our ability to replace the oil and natural gas reserves we produce;

•      our substantial future capital expenditures, which may reduce our cash available for distribution and could materially affect our ability to make distributions on our common units;

•      a decline in oil, natural gas or natural gas liquids (“NGL”) prices;

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

•      cash flows and liquidity;

•      restrictions and financial covenants in our credit facility and term loan;

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

Overview

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. LRR A, LRR B and LRR C were formed by Lime Rock Management in July 2005 for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles. As used herein, references to “Fund I” refer collectively to LRR A, LRR B and LRR C. Fund I is managed by Lime Rock Management.

Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas.

Contribution of Properties

On January 3, 2013, we completed an acquisition from Fund I of certain oil and natural gas properties (the “Transferred Properties”) located in the Mid-Continent region in Oklahoma for $21.0 million, subject to customary purchase price adjustments (the “Transaction”). In addition, as part of the Transaction, we acquired in the money commodity hedge contracts valued at approximately $1.7 million at the closing of the Transaction. The Transaction was effective October 1, 2012, and we expect the post closing adjustments to the purchase price for the Transaction to be finalized in the second quarter of 2013.

Results of Operations

Each acquisition from Fund I is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. Please refer to Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) regarding the recast of financial information for transactions between entities under common control. The table set forth below includes recast historical financial and operating information as if we owned all assets acquired from Fund I since November 16, 2011.

	Three Months Ended March 31,
	2013	2012
Revenues (in thousands):
Oil sales	$13,435	$16,558
Natural gas sales	5,959	5,828
Natural gas liquids sales	2,219	3,232
Realized gain on commodity derivative instruments	4,105	5,248
Unrealized (loss) on commodity derivative instruments	(10,029)	(271)
Other income	69	3
Total revenues	15,758	30,598

	Three Months Ended March 31
	2013	2012
Expenses (in thousands):
Lease operating expense	6,213	6,544
Production and ad valorem taxes	1,693	1,720
Depletion and depreciation	9,416	9,983
Impairment of oil and natural gas properties	—	3,093
General and administrative expense	3,299	3,183
Interest expense	2,265	1,128
Realized loss on interest rate derivative instruments	174	33

Production:
Oil (MBbls)	164	169
Natural gas (MMcf)	1,774	2,150
NGLs (MBbls)	71	66
Total (MBoe)	531	593
Average net production (Boe/d)	5,900	6,516

Average sales price:
Oil (per Bbl)
Sales price	$81.92	$97.98
Effect of realized commodity derivative instruments	1.45	(0.25)
Realized price	$83.37	$97.73
Natural gas (per Mcf)
Sales price	$3.36	$2.71
Effect of realized commodity derivative instruments	1.99	2.46
Realized price	$5.35	$5.17
NGLs (per Bbl)
Sales price	$31.25	$48.97
Effect of realized commodity derivative instruments	4.77	0.09
Realized price	$36.02	$49.06

Average unit cost per Boe:
Lease operating expenses	$11.71	$11.03
Production and ad valorem taxes	3.19	2.90
Depletion and depreciation	17.74	16.83
General and administrative expenses	6.22	5.36

Our Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We recorded a net loss of $7.5 million for the three months ended March 31, 2013 compared to net income of $5.3 million during the three months ended March 31, 2012, primarily related to $10.0 million of unrealized losses on commodity derivative contracts and lower pricing and overall production volumes. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between March 31, 2012 and March 31, 2013 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$25,618
Increase (decrease)
Price realization
Oil	(2,714)
Natural gas	1,396
NGLs	(1,170)
Sales volumes
Oil	(410)
Natural gas	(1,263)
NGLs	156
Oil, natural gas and NGL revenues-current period	$21,613

Sales revenues decreased from $25.6 million for the three months ended March 31, 2012 to $21.6 million for the three months ended March 31, 2013, primarily driven by oil and NGL price realizations and decreased oil and natural gas production, and offset by higher realized prices for natural gas. Sales revenues for the three months ended March 31, 2013 consisted of oil sales of $13.4 million, natural gas sales of $6.0 million and NGL sales of $2.2 million. Sales revenues for the three months ended March 31, 2012 consisted of oil sales of $16.6 million, natural gas sales of $5.8 million and NGL sales of $3.2 million.

Our production volumes for the three months ended March 31, 2013 included 235 MBbls of oil and NGLs and 1,774 MMcf of natural gas, or 2,611 Bbl/d of oil and NGLs and 19,711 Mcf/d of natural gas. On an equivalent basis, production for the period was 531 MBoe, or 5,900 Boe/d. Our production volumes for the three months ended March 31, 2012 included 235 MBbls of oil and NGLs and 2,150 MMcf of natural gas, or 2,582 Bbl/d of oil and NGLs and 23,626 Mcf/d of natural gas. On an equivalent basis, production for the period was 593 MBoe, or 6,516 Boe/d.

Our average daily production of 5,900 Boe/d for the quarter was negatively impacted by the following items which resulted in lower production of approximately 500 Boe/d. The actual timing and amount of resumed production related to the items below may differ from these estimates.

At our Red Lake field, our third party gas processor required us to flare approximately 75 Boe/d due to plant capacity constraints and compressor issues during the quarter. We are currently flaring approximately 60 Boe/d due to plant capacity limits and we expect that we will continue to flare at this level until the gas plant is expanded, which we expect will occur during the fourth quarter of 2013. Delays in our recompletion program at our Red Lake field during the quarter resulted in lower production of approximately 42 Boe/d. We expect the delayed projects to be completed during the second quarter.

Production at our Putnam field experienced weather related shut-ins of approximately 67 Boe/d for the quarter. The Putnam field has resumed normal operations.

Our Pecos Slope field was curtailed by approximately 1.8 MMcf/d (300 Boe/d) during the quarter due the previously disclosed high nitrogen content of our produced natural gas (1.0 MMcf/d or 167 Boe/d) and a compressor failure (0.8 MMcf/d or 133 Boe/d). The compressor resumed service on February 18, 2013. The current nitrogen content curtailment is approximately 1.0 MMcf/d (167 Boe/d) and we expect it to remain at this level until the field-wide nitrogen rejection facility is installed, which we expect will occur in late 2013. A well at our New Years Ridge field had a tubing failure resulting in curtailed production of approximately 150 Mcfe/d (25 Boe/d) during the quarter. The well is back in service.

Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2013, excluding the effect of commodity derivative contracts, was $81.92 and $31.25, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2013, excluding the effect of commodity derivative contracts, was $3.36. Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2012, excluding the effect of commodity derivative contracts, was $97.98 and $48.97, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2012, excluding the effect of commodity derivative contracts, was $2.71.

In addition to lower realized production, our financial results for the quarter were materially impacted by a higher Midland to Cushing oil differential. The differential averaged $7.88 per barrel for the quarter compared to the full year 2011 and 2012 average differential of $2.30 per barrel. We estimate the impact of the higher differential (compared to the 2011 and 2012 average differential) on revenue for the quarter was approximately $0.8 million. In February 2013, we executed Midland to Cushing oil basis swaps for March 2013 through December 2014 on the majority of our expected production that we expect will be impacted by the differential. The average hedged differential per barrel prices are $1.25 and $1.00 for 2013 and 2014, respectively. The differential for May 2013 settled at $0.17 per barrel.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended March 31, 2013 of approximately $5.9 million, which is comprised of a realized gain of approximately $4.1 million and an unrealized loss of approximately $10.0 million. For the three months ended March 31, 2012, we recorded a net gain from our commodity hedging program of approximately $5.0 million, which is comprised of a realized gain of approximately $5.2 million and an unrealized loss of approximately $0.2 million. Volatility in commodity prices has had a significant impact on our realized and unrealized gains and losses on commodity derivative contracts.

Lease Operating Expenses.  Our lease operating expenses were approximately $6.2 million, or $11.71 per Boe, for the three months ended March 31, 2013 compared to approximately $6.5 million, or $11.03 per Boe, for the three months ended March 31, 2012. The increase in the per Boe amounts over the first quarter of 2012 was driven by the overall lower production volumes in the first quarter of 2013.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $1.7 million, or $3.19 per Boe, for the three months ended March 31, 2013 compared to approximately $1.7 million, or $2.90 per Boe, for the three months ended March 31, 2012. Production taxes accounted for approximately $1.5 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended March 31, 2013. Production taxes accounted for approximately $1.5 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended March 31, 2012. The increase in the per Boe amounts over the first quarter of 2012 was driven by the overall lower production volumes in the first quarter of 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $9.4 million, or $17.74 per Boe, for the three months ended March 31, 2013 compared to approximately $10.0 million, or $16.83 per Boe, for the three months ended March 31, 2012. The increase in the per Boe amounts over the first quarter of 2012 was due to higher capitalized costs in the first quarter of 2013.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the three months ended March 31, 2013. We recorded an impairment of approximately $3.1 million for the three months ended March 31, 2012 on our proved properties during the period. If future oil or natural gas prices decline, the estimated undiscounted future cash flows for our proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of May 3, 2013, the NYMEX-WTI oil spot price was $95.61 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.96 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $3.3 million, or $6.22 per Boe, for the three months ended March 31, 2013 compared to approximately $3.2 million, or $5.36 per Boe, for the three months ended March 31, 2012. The increase in the per Boe amounts over the first quarter of 2012 was driven by the overall lower production volumes in the first quarter of 2013.

Interest Expenses.  Our interest expense is comprised of interest on our credit facility and term loan, amortization of debt issuance costs and realized gains (losses) on our interest rate derivative instruments. Interest expense was approximately $2.4 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in interest expense was primarily due to the increased debt level at the end of the first quarter of 2013. Unrealized gains on interest rate derivative contracts were approximately $0.3 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

•      Unrealized gains (losses) on commodity derivative contracts;

•      Amortization of derivative contracts;

•      Impairment of oil and natural gas properties; and

•      Other non-recurring items that we deem appropriate.

•      Less:

•      Interest income;

•      Unrealized gains on commodity derivative contracts; and

•      Other non-recurring items that we deem appropriate.

We define Distributable Cash Flow as Adjusted EBITDA less income tax expense, cash interest expense and estimated maintenance capital expenditures.

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

Our Adjusted EBITDA for the three months ended March 31, 2013 and 2012 was approximately $14.9 million and $19.5 million, respectively.

Our Distributable Cash Flow for the three months ended March 31, 2013 and 2012 was approximately $8.0 million and $13.2 million, respectively.

Reconciliation of Adjusted EBITDA to Net Income

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net income (loss)	$(7,450)	$5,318
Income tax expense	5	126
Interest expense-net, including realized and unrealized losses on interest rate derivative instruments	2,150	356
Depletion and depreciation	9,416	9,983
Accretion of asset retirement obligations	457	373
Amortization of equity awards	115	69
Gain on settlement of asset retirement obligations	(25)	(98)
Unrealized losses on commodity derivative instruments	10,029	271
Amortization of derivative contracts	247	—
Impairment of oil and natural gas properties	—	3,093
Interest income	—	—
Unrealized gain on commodity derivative instruments	—	—
Adjusted EBITDA	$14,944	$19,491

Distributable Cash Flow

The following table presents a reconciliation of Distributable Cash Flow to Adjusted EBITDA for each of the periods presented. Adjusted EBITDA is reconciled to net income, our most directly comparable GAAP performance measure, above.

	Three Months Ended March 31,
(in thousands)	2013	2012

Adjusted EBITDA	$14,944	$19,491
Income tax expense	(5)	(126)
Cash interest expense	(2,129)	(1,410)
Estimated maintenance capital (1)	(4,800)	(4,800)
Distributable Cash Flow	$8,010	$13,155

(1)         Amount represents pro-rated capital for the period.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil and natural gas, weather and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility and term loan and equity offerings. We may issue additional equity and debt as needed.

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

We are committed to reinvesting a sufficient amount of our cash flow to fund our exploitation and development capital expenditures in order to maintain our production, and we use, and intend to use in the future, primarily external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, rather than cash reserves established by our general partner, to make acquisitions to further increase our production and proved reserves. Because our proved reserves and production decline continually over time and because we do not own any significant undeveloped properties or leasehold acreage, we will need to make acquisitions to sustain our level of distributions to unitholders over time.

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

As of March 31, 2013, we had borrowing capacity of $65.0 million under our $500 million revolving credit facility ($250 million borrowing base less $185.0 million of outstanding borrowings) and $43.2 million of cash on hand. A portion of our cash on hand was used to fund our East Velma Acquisition, which closed on April 1, 2013, from Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P., collectively referred to as “Fund II,” for a purchase price of approximately $38.2 million. As of March 31, 2013, we had no available borrowing capacity under our $50 million term loan.

Based upon current oil and natural gas price expectations and our commodity derivatives positions for the period ended March 31, 2013, which cover 88% of our remaining 2013 estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our planned 2013 capital expenditure and minimum distribution requirements as described under “Outlook” below.

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of March 31, 2013. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

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

If we fail to perform our obligations under the covenants described in our 2012 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the credit facility, together with accrued interest, could be declared immediately due and payable. As of March 31, 2013, we were in compliance with our covenants.

At March 31, 2013, we had approximately $185.0 million of outstanding borrowings under our credit facility and available borrowing capacity of approximately $65.0 million.

Our borrowing base was reaffirmed by our lending group in April 2013 at $250 million. We do not expect the latest borrowing base redetermination to impact our operations, capital program, or ability to make quarterly cash distributions to our unitholders at currently anticipated levels.

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

Our Term Loan Agreement contains various covenants and restrictive provisions as described in our 2012 Annual Report. As of March 31, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps and collars in place as of March 31, 2013. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production. These transactions are settled based upon the NYMEX-WTI price of oil and the NYMEX-Henry Hub price of natural gas on the average of the three final trading days of the month, with settlement occurring on the fifth day of the production month.

					Natural Gas
	Oil (NYMEX-WTI)		NGL (NYMEX-WTI)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2013	$95.20	1,804	$41.95	609	$5.04	20,965
2014	$95.81	1,508	$35.35	288	$5.53	16,649
2015	$94.72	1,152	$—	—	$5.72	15,069
2015	$86.02	1,089	$—	—	$4.29	14,887
2016	$85.75	545	$—	—	$4.61	13,824

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of March 31, 2013. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2013	$(0.1875)	7,986	$(0.0836)	4,571	$(0.1172)	6,610	$(0.0991)	1,141
2014	$(0.2121)	6,459	$(0.0835)	3,475	$(0.1290)	5,245	$(0.1220)	919
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of March 31, 2013. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Midland-Cushing
Term	$/Bbl	Bbl/d

2013	$(1.2500)	1,355
2014	$(1.0000)	1,124

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in):
Operating activities	$9,854	$20,293
Investing activities	(3,824)	(6,387)
Financing activities	33,712	(8,616)

Operating Activities.

Net cash provided by operating activities was approximately $9.9 million and $20.3 million for the three months ended March 31, 2013 and 2012, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $50.2 million and $19.0 million at March 31, 2013 and December 31, 2012, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $43.2 million and $3.5 million at March 31, 2013 and December 31, 2012, respectively. A portion of our cash on hand at March 31, 2013 was used to fund our East Velma Acquisition from Fund II, which closed on April 1, 2013, for a purchase price of approximately $38.2 million.

Investing Activities.

Net cash used in investing activities was approximately $3.8 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively, which primarily represented additions to our property and equipment balances during the period.

Financing Activities.

Net cash provided by financing activities was approximately $33.7 million for the three months ended March 31, 2013, consisting of net proceeds received from an equity offering of approximately $59.6 million, borrowings under the Credit Agreement of $29.0 million offset by payments on the Credit Agreement of $22.0 million, distributions to Fund I associated with acquisitions of $22.1 million and distributions to unitholders of $10.8 million.

Net cash used in financing activities was approximately $8.6 million for the three months ended March 31, 2012 and represented distributions and contributions to our unitholders and Fund I during the period.

Outlook

We expect to spend approximately $30.0 million in total capital expenditures in 2013, of which approximately $20.3 million represents maintenance capital expenditures, on the development of our oil and natural gas properties.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of May 3, 2013, quarterly distributions to all of our unitholders at the minimum quarterly distribution rate would total approximately $12.4 million. We recently announced an increase to our quarterly distribution for the first quarter of 2013. Our current distribution is $0.4825 per unit ($1.93 per unit on an annualized basis), or $12.6 million in aggregate. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution in future periods.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2013 through external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those described in our 2012 Annual Report.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the consolidated condensed financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the commodity price risk, interest rate risk and counterparty and customer credit risk discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis or Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

2.1

Purchase and Sale Agreement dated March 18, 2013 between Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (collectively, “Seller”) and LRR Energy, L.P. and LRE Operating, LLC (collectively, “Purchaser”) (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 5, 2013.

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

10.1

First Amendment to Second Lien Credit Agreement dated effective as of March 21, 2013 between LRE Operating, LLC, LRR Energy, L.P., the Lenders party thereto and Wells Fargo Energy Capital, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on March 22, 2013.

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

LRR Energy, L.P.

	By:	LRE GP, LLC, its General Partner

Date: May 8, 2013	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: May 8, 2013

	By:	/s/ Jaime R. Casas
Jaime R. Casas
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase and Sale Agreement dated March 18, 2013 between Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (collectively, “Seller”) and LRR Energy, L.P. and LRE Operating, LLC (collectively, “Purchaser”) (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 5, 2013.

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

10.1

First Amendment to Second Lien Credit Agreement dated effective as of March 21, 2013 between LRE Operating, LLC, LRR Energy, L.P., the Lenders party thereto and Wells Fargo Energy Capital, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on March 22, 2013.

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