Form 10-Q
period 2013-09-30
LRR Energy, L.P.
filed 2013-11-06
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number:  001-35344

LRR Energy, L.P.

(Exact name of registrant as specified in its charter)

Delaware	90-0708431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Heritage Plaza
1111 Bagby, Suite 4600
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Telephone Number:  (713) 292-9510

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

There were 19,448,539 Common Units, 6,720,000 Subordinated Units and 22,400 General Partner Units outstanding as of November 1, 2013.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,301	$3,467
Accounts receivable	10,567	7,250
Commodity derivative instruments	11,635	16,484
Due from affiliates	2,293	—
Prepaid expenses	978	748
Total current assets	30,774	27,949
Property and equipment (successful efforts method)	868,191	840,736
Accumulated depletion, depreciation and impairment	(354,527)	(324,774)
Total property and equipment, net	513,664	515,962
Commodity derivative instruments	17,491	20,000
Deferred financing costs, net of accumulated amortization	1,245	1,559
TOTAL ASSETS	$563,174	$565,470
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$5,039	$1,415
Accrued capital cost	5,253	2,361
Due to affiliates	—	1,977
Commodity derivative instruments	2,807	1,671
Interest rate derivative instruments	650	659
Asset retirement obligations	333	500
Total current liabilities	14,082	8,583
Long-term liabilities:
Commodity derivative instruments	147	874
Interest rate derivative instruments	1,629	3,526
Term loan	50,000	50,000
Revolving credit facility	195,000	178,000
Asset retirement obligations	35,248	33,591
Deferred tax liabilities	114	120
Total long-term liabilities	282,138	266,111
Total liabilities	296,220	274,694
Unitholders’ equity:
Predecessor’s capital	—	60,941
General partner (22,400 units issued and outstanding as of September 30, 2013 and December 31, 2012)	376	396
Public common unitholders (17,598,939 units issued and outstanding as of September 30, 2013 and 10,676,742 units issued and outstanding as of December 31, 2012)	231,482	169,919
Affiliated common unitholders (1,849,600 units issued and outstanding as of September 30, 2013 and 5,049,600 units issued and outstanding as of December 31, 2012)	7,355	25,563
Subordinated unitholders (6,720,000 units issued and outstanding as of September 30, 2013 and December 31, 2012)	27,741	33,957
Total unitholders’ equity	266,954	290,776
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$563,174	$565,470

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$22,239	$19,381	$56,714	$56,569
Natural gas sales	6,564	6,158	20,364	16,968
Natural gas liquids sales	2,655	2,783	7,165	8,969
Gain (loss) on commodity derivative instruments, net	(6,282)	(16,458)	5	7,975
Other income	19	30	106	33
Total revenues	25,195	11,894	84,354	90,514

Operating expenses:
Lease operating expense	6,005	7,597	18,072	22,668
Production and ad valorem taxes	2,434	2,150	6,478	5,950
Depletion and depreciation	9,533	9,525	29,772	32,152
Impairment of oil and natural gas properties	—	451	—	3,544
Accretion expense	486	397	1,433	1,171
Loss (gain) on settlement of asset retirement obligations	(1)	94	334	(14)
General and administrative expense	2,669	2,580	8,866	9,325
Total operating expenses	21,126	22,794	64,955	74,796

Operating income (loss)	4,069	(10,900)	19,399	15,718

Other income (expense), net
Interest expense	(2,349)	(2,081)	(6,863)	(4,541)
Gain (loss) on interest rate derivative instruments, net	(1,401)	(2,278)	1,371	(4,466)
Other income (expense), net	(3,750)	(4,359)	(5,492)	(9,007)

Income (loss) before taxes	319	(15,259)	13,907	6,711
Income tax expense	(35)	(20)	(102)	(170)
Net income (loss)	$284	$(15,279)	$13,805	$6,541
Net income attributable to predecessor operations	—	(279)	(448)	(6,045)
Net income (loss) available to unitholders	$284	$(15,558)	$13,357	$496

Computation of net income (loss) per limited partner unit:

General partners’ interest in net income (loss)	$—	$(16)	$13	$—

Limited partners’ interest in net income (loss)	$284	$(15,542)	$13,344	$496

Net income (loss) per limited partner unit (basic and diluted)	$0.01	$(0.69)	$0.53	$0.02

Weighted average number of limited partner units outstanding	26,169	22,428	25,098	22,426

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

			Limited Partners
	Predecessor’s	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2012	$60,941	$396	$169,919	$25,563	$33,957	$290,776
Contribution to Lime Rock Resources	(734)	—	(445)	337	91	(751)
Book value of transferred properties contributed by Lime Rock Resources	(60,655)	—	—	—	—	(60,655)
Equity offering, net of expenses	—	—	59,513	—	—	59,513
Equity offering by limited partners	—	—	15,281	(15,281)	—	—
Amortization of equity awards	—	—	391	—	—	391
Distribution	—	(33)	(22,153)	(4,213)	(9,726)	(36,125)
Net income	448	13	8,976	949	3,419	13,805
Balance, September 30, 2013	$—	$376	$231,482	$7,355	$27,741	$266,954

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,805	$6,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	29,772	32,152
Impairment of oil and natural gas properties	—	3,544
Accretion expense	1,433	1,171
Amortization of equity awards	391	231
Amortization of derivative contracts	746	7
Amortization of deferred financing costs and other	290	262
Loss (gain) on settlement of asset retirement obligations	334	(14)
Purchase of derivative contracts	—	(59)
Changes in operating assets and liabilities:
Change in receivables	(3,317)	4,891
Change in prepaid expenses	(230)	58
Change in derivative assets and liabilities	5,137	14,072
Change in accrued liabilities and deferred tax liabilities	3,618	(2,245)
Change in amounts due to/from affiliates	(4,270)	(3,001)
Net cash provided by operating activities	47,709	57,610

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	—	(8,035)
Development of oil and natural gas properties	(24,857)	(26,905)
Expenditures for other property and equipment	—	(16)
Net cash used in investing activities	(24,857)	(34,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	45,000	77,200
Principal payments on revolving credit facility	(28,000)	(50,000)
Borrowings under term loan	—	50,000
Equity offering, net of expenses	59,513	—
Deferred financing costs	—	(561)
Distribution to Lime Rock Resources	(60,672)	(64,038)
Contribution to Lime Rock Resources	(734)	(3,925)
Distributions	(36,125)	(26,542)
Net cash used in financing activities	(21,018)	(17,866)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,834	4,788

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,467	1,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,301	$6,301

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Change in accrued capital costs	$2,892	$(960)
Asset retirement obligations	(417)	(257)

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.              Description of Business

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. As used herein, references to “Fund I” refer collectively to LRR A, LRR B and LRR C; references to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P; and references to “Fund III” refer collectively to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I, Fund II and Fund III. Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. We conduct our operations through our wholly owned subsidiary, LRE Operating, LLC (“OLLC”).

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

2.              Summary of Significant Accounting Policies

As noted in Note 3, we are required to revise our historical financial statements to include results attributable to acquisitions from entities under common control. On August 28, 2013, we revised certain financial information included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to our “2012 Annual Report” incorporate both information included in the Annual Report on Form 10-K for the year ended December 31, 2012 and the Current Report on Form 8-K filed on August 28, 2013. Our accounting policies are set forth in Note 2 of the audited consolidated/combined financial statements in our 2012 Annual Report and are supplemented by the notes to these unaudited consolidated condensed financial statements. There have been no significant changes to these policies, and these unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated/combined financial statements and notes in our 2012 Annual Report.

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

Certain reclassifications were made to the historical financial statements to conform to the 2013 presentation. The effects of the reclassification were not material to our unaudited interim consolidated condensed financial statements.

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

	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Commodity derivative instruments	$—	$29,126	$—	$29,126
Liabilities:
Commodity derivative instruments	—	2,954	—	2,954
Interest rate derivative instruments	—	2,279	—	2,279
December 31, 2012
Assets:
Commodity derivative instruments	$—	$36,484	$—	$36,484
Liabilities:
Commodity derivative instruments	—	2,545	—	2,545
Interest rate derivative instruments	—	4,185	—	4,185

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

The curves are obtained from independent pricing services reflecting broker market quotes.

5.              Property and Equipment

The following table sets forth the components of property and equipment, net (in thousands):

	September 30, 2013	December 31, 2012
Oil and natural gas properties (successful efforts method)	$866,643	$839,154
Unproved properties	1,258	1,264
Other property and equipment	290	318
	868,191	840,736
Accumulated depletion, depreciation and impairment	(354,527)	(324,774)
Total property and equipment, net	$513,664	$515,962

We recorded $9.5 million of depletion and depreciation expense for each of the three months ended September 30, 2013 and 2012. We recorded $29.8 million and $32.2 million of depletion and depreciation expense for the nine months ended September 30, 2013 and 2012, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. We did not record any impairment charges in the three or nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, we recorded non-cash impairment charges of approximately $0.5 million and $3.5 million, respectively, to impair the value of our unproved properties and proved oil and natural gas properties in the Mid-Continent region. These non-cash charges are included in the “Impairment of oil and natural gas properties” line item in the consolidated condensed statements of operations.

This impairment of proved oil and natural gas properties was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in an internal reserve report. These reports are based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials. These are classified as Level 3 measurements. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the risk of lower future natural gas prices. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves included in the reserve reports, future expected oil and natural gas prices and basis differentials, and anticipated drilling schedules.

This asset impairment had no impact on cash flows, liquidity positions, or debt covenants. If future oil or natural gas prices decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the nine months ended September 30, 2013 (in thousands):

Beginning of period	$34,091
Revisions to previous estimates	—
Liabilities incurred	417
Liabilities settled	(360)
Accretion expense	1,433
End of period	35,581
Less: Current portion of asset retirement obligations	(333)
Asset retirement obligations — non-current	$35,248

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of September 30, 2013. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion. As of September 30, 2013, we were in compliance with all covenants contained in the Credit Agreement.

In November 2013, we expect our borrowing base to be reviewed by our lending group. We do not expect any material changes to our borrowing base.

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement. As of September 30, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

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

As of September 30, 2013, we had approximately $245.0 million of outstanding debt and accrued interest was approximately $0.3 million. As of December 31, 2012, we had approximately $228.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended September 30, 2013 and 2012 was $2.3 million and $2.1 million, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $6.9 million and $4.5 million, respectively. As of September 30, 2013 and December 31, 2012, our weighted average interest rate on our outstanding indebtedness was 3.60% and 3.47%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

We elected not to designate any positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated condensed statements of operations. We record our derivative activities on a mark-to-market or fair value basis. Fair values are based on pricing models that consider various assumptions, including quoted forward prices for commodities, the time value of money and volatility, and are comparable to values obtained from counterparties. Pursuant to the accounting standard that permits netting of assets, liabilities, and collateral where the right of offset exists, we present the fair value of derivative financial instruments on a net basis in the consolidated condensed balance sheets.

At September 30, 2013, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	1,889,315	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.13	$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	NYMEX	1,861,575	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1365)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	29,265	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	189,210	673,994	420,381	397,488	198,744
Weighted average price		$95.76	$95.85	$94.72	$86.02	$85.75

Basis swaps (BBLs)	Argus-	116,090	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.25)	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	52,829	183,857	—	—	—
Weighted average price		$42.00	$34.11	$—	$—	$—

At December 31, 2012, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	7,516,540	6,077,016	5,500,236	4,878,990	4,605,396
Weighted average price		$5.16	$5.53	$5.72	$4.28	$4.61

Basis swaps (MMBTUs)	NYMEX	7,446,301	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1361)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	178,710	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	698,816	519,102	420,381	397,488	198,744
Weighted average price		$95.95	$96.61	$94.72	$86.02	$85.75

NGL positions
Price swaps (BBLs)	Mont Belvieu	144,323	—	—	—	—
Weighted average price		$50.49	$—	$—	$—	$—

At September 30, 2013 and December 31, 2012, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.5175%	LIBOR
February 2015	February 2017	75,000	1.7250%	LIBOR
February 2015	February 2017	75,000	1.7275%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.4275%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of September 30, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$502	$650	$2,131
Gross fair value	—	502	650	2,131
Netting arrangements	—	(502)	—	(502)
Net recorded fair value	$—	$—	$650	$1,629

Sale of natural gas production
Price swaps	$10,591	$13,472	$44	$105
Basis swaps	12	116	222	125
Sale of crude oil production
Price swaps	1,032	4,569	2,390	491
Basis swaps	—	—	305	68
Sale of NGLs
Price swaps	437	37	283	61
Gross fair value	12,072	18,194	3,244	850
Netting arrangements	(437)	(703)	(437)	(703)
Net recorded fair value	$11,635	$17,491	$2,807	$147

	As of December 31, 2012
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$13	$659	$3,539
Gross fair value	—	13	659	3,539
Netting arrangements	—	(13)	—	(13)
Net recorded fair value	$—	$—	$659	$3,526

Sale of natural gas production
Price swaps	$12,185	$17,460	$155	$1,073
Basis swaps	18	27	317	470
Sale of crude oil production
Price swaps	3,949	5,248	2,061	2,066
Sale of NGLs
Price swaps	1,209	—	15	—
Gross fair value	17,361	22,735	2,548	3,609
Netting arrangements	(877)	(2,735)	(877)	(2,735)
Net recorded fair value	$16,484	$20,000	$1,671	$874

Effect of Derivative Instruments — Statement of Operations

The net gain or (loss) amounts and classification related to derivative instruments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity derivatives (revenue)	$(6,282)	$(16,458)	$5	$7,975
Interest rate derivatives (other income/expense)	(1,401)	(2,278)	1,371	(4,466)

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

9.              Related Parties

Ownership of our General Partner by Lime Rock Management and its Affiliates

As of September 30, 2013, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 9.5% of our outstanding common units and all of our subordinated units, representing a 32.7% limited partner interest in us. As of September 30, 2013, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2012 Annual Report, three separate one-third tranches of the subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We do not expect one third of the subordinated units to convert pursuant to the provisions of our partnership agreement following our distribution for the third quarter of 2013 that will be paid on November 14, 2013. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

Contracts with our General Partner and its Affiliates

We have entered into various agreements with our general partner and its affiliates. For each of the three months ended September 30, 2013 and 2012, we paid Lime Rock Management approximately $0.5 million, either directly or indirectly, related to these agreements. For the nine months ended September 30, 2013 and 2012, we paid Lime Rock Management approximately $1.0 million and $1.2 million, respectively, either directly or indirectly, related to these agreements.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the nine months ended September 30, 2013 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2012	$(2,229)	$252	$(1,977)
Expenditures	(67,185)	(412)	(67,597)
Cash paid for expenditures	66,649	406	67,055
Revenues and other	5,058	(246)	4,812
Balance as of September 30, 2013	$2,293	$0	$2,293

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of September 30, 2013, our general partner and its affiliates held 1,849,600 of our common units, all of our subordinated units and 22,400 general partner units. During the nine months ended September 30, 2013 and 2012, we paid cash distributions of $36.1 million and $26.5 million, respectively, to all unitholders as of the respective record dates.

We announced our third quarter 2013 distribution on October 18, 2013 as discussed in Note 14.

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

Units Outstanding

As of September 30, 2013, we had 19,448,539 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. As of September 30, 2013, Fund I owned 1,849,600 common units and all of our subordinated units, representing a 32.7% limited partner interest in us.

11.       Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$284	$(15,279)	$13,805	$6,541
Net income attributable to predecessor operations	—	(279)	(448)	(6,045)
Net income (loss) available to unitholders	284	(15,558)	13,357	496
Less: General partner’s approximate 0.1% interest in net income (loss)	—	16	(13)	—
Limited partners’ interest in net income (loss)	$284	$(15,542)	$13,344	$496

Weighted average limited partner units outstanding:
Common units	19,449	15,708	18,378	15,706
Subordinated units	6,720	6,720	6,720	6,720
Total	26,169	22,428	25,098	22,426

Net income (loss) per limited partner unit (basic and diluted)	$0.01	$(0.69)	$0.53	$0.02

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of September 30, 2013 and 2012. The aggregate number of common units and subordinated units outstanding was 19,448,539 and 6,720,000, respectively, as of September 30, 2013. The aggregate number of common units and subordinated units outstanding was 15,708,474 and 6,720,000, respectively, as of September 30, 2012.

12.       Equity-Based Compensation

On November 10, 2011, our general partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of September 30, 2013, there were 1,409,061 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our general partner’s board of directors.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of September 30, 2013, is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2012	54,584
Granted	22,197	$17.12
Vested	(2,800)	20.89
Forfeited	—	—
Non-vested restricted units at September 30, 2013	73,981

As of September 30, 2013, there was approximately $0.9 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 1.9 years. A total of 16,958 restricted units granted under the 2011 LTIP have vested as of September 30, 2013.

13.       Subsidiary Guarantors

We and LRE Finance, our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the SEC on August 28, 2013, and the SEC declared the registration statement effective on September 10, 2013. Securities that may be offered and sold include debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. LRE Finance may co-issue any debt securities issued by us pursuant to the registration statement. LRE Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities. OLLC, our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. The guarantee will be released (i) automatically upon any sale, exchange or transfer of our equity interests in OLLC, (ii) automatically upon the liquidation and dissolution of OLLC, (iii) following delivery of notice to the trustee under the indenture related to the debt securities of the release of OLLC of its obligations under our revolving credit facility, and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the related debt securities. Other than LRE Finance, OLLC is our sole subsidiary, and thus, no other subsidiary will guarantee our debt securities.

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our assets or the assets of OLLC represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

14.       Subsequent Events

Unit Distribution

On October 18, 2013, we announced that the board of directors of our general partner declared a cash distribution for the third quarter of 2013 of $0.4875 per outstanding unit, or $1.95 on an annualized basis. The distribution will be paid on November 14, 2013 to all unitholders of record as of the close of business on October 31, 2013. The aggregate amount of the distribution will be approximately $12.8 million.

Commodity Hedges

Subsequent to September 30, 2013, we acquired the following commodity hedges:

	Index	2014	2015

Oil positions
Price swaps (BBLs)	NYMEX-WTI	49,640	—
Weighted average price		$94.50	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	—	147,823
Weighted average price		$—	$34.50

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

Overview

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. LRR A, LRR B and LRR C were formed by Lime Rock Management in July 2005 for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles. As used herein, references to “Fund I” refer collectively to LRR A, LRR B and LRR C; references to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P; and references to “Fund III” refer collectively to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I, Fund II and Fund III.

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

Results of Operations

The January 2013 Acquisition and April 2013 Acquisition were deemed to be transactions between entities under common control. As a result, our financial statements were revised to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. On August 28, 2013, we revised certain financial information included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to our “2012 Annual Report” incorporate both information included in the Annual Report on Form 10-K for the year ended December 31, 2012 and the Current Report on Form 8-K filed on August 28, 2013. The table set forth below includes recast historical financial and operating information attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues (in thousands):
Oil sales	$22,239	$19,381	$56,714	$56,569
Natural gas sales	6,564	6,158	20,364	16,968
Natural gas liquids sales	2,655	2,783	7,165	8,969
Gain (loss) on commodity derivative instruments, net	(6,282)	(16,458)	5	7,975
Other income	19	30	106	33
Total revenues	25,195	11,894	84,354	90,514

Expenses (in thousands):
Lease operating expense	6,005	7,597	18,072	22,668
Production and ad valorem taxes	2,434	2,150	6,478	5,950
Depletion and depreciation	9,533	9,525	29,772	32,152
Impairment of oil and natural gas properties	—	451	—	3,544
General and administrative expense	2,669	2,580	8,866	9,325
Interest expense	2,349	2,081	6,863	4,541
(Gain) loss on interest rate derivative instruments, net	1,401	2,278	(1,371)	4,466

Production:
Oil (MBbls)	216	227	614	634
Natural gas (MMcf)	1,849	2,160	5,500	6,507
NGLs (MBbls)	84	89	229	232
Total (MBoe)	608	676	1,760	1,951
Average net production (Boe/d)	6,609	7,348	6,447	7,120

Average sales price:
Oil (per Bbl)
Sales price	$102.96	$85.38	$92.37	$89.23
Effect of settled commodity derivative instruments	(9.76)	4.68	(2.92)	3.37
Realized price	$93.20	$90.06	$89.45	$92.60
Natural gas (per Mcf)
Sales price	$3.55	$2.85	$3.70	$2.61
Effect of settled commodity derivative instruments	1.40	1.92	1.40	2.25
Realized price	$4.95	$4.77	$5.10	$4.86
NGLs (per Bbl)
Sales price	$31.61	$31.27	$31.29	$38.66
Effect of settled commodity derivative instruments	3.83	6.82	4.88	4.72
Realized price	$35.44	$38.09	$36.17	$43.38

Average unit cost per Boe:
Lease operating expenses	$9.87	$11.24	$10.27	$11.62
Production and ad valorem taxes	4.00	3.18	3.68	3.05
Depletion and depreciation	15.67	14.09	16.92	16.48
General and administrative expenses	4.39	3.82	5.04	4.78

Our Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We recorded net income of $0.3 million for the three months ended September 30, 2013 compared to net loss of $15.3 million during the three months ended September 30, 2012, primarily related to higher revenues and lower operating expenses. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended September 30, 2012 and September 30, 2013 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$28,322
Increase (decrease)
Price realization
Oil	3,991
Natural gas	1,510
NGLs	30
Sales volumes
Oil	(1,133)
Natural gas	(1,104)
NGLs	(158)
Oil, natural gas and NGL revenues-current period	$31,458

Sales revenues increased from $28.3 million for the three months ended September 30, 2012 to $31.5 million for the three months ended September 30, 2013, primarily due to higher commodity price realizations offset by lower oil, natural gas and NGL sales volumes. Sales revenues for the three months ended September 30, 2013 consisted of oil sales of $22.2 million, natural gas sales of $6.6 million and NGL sales of $2.7 million. Sales revenues for the three months ended September 30, 2012 consisted of oil sales of $19.4 million, natural gas sales of $6.1 million and NGL sales of $2.8 million.

Our production volumes for the three months ended September 30, 2013 included 300 MBbls of oil and NGLs and 1,849 MMcf of natural gas, or 3,261 Bbl/d of oil and NGLs and 20,098 Mcf/d of natural gas. On an equivalent basis, production for the period was 608 MBoe, or 6,609 Boe/d. Our production volumes for the three months ended September 30, 2012 included 316 MBbls of oil and NGLs and 2,160 MMcf of natural gas, or 3,435 Bbl/d of oil and NGLs and 23,478 Mcf/d of natural gas. On an equivalent basis, production for the period was 676 MBoe, or 7,348 Boe/d.

Our average sales price per Bbl for oil and NGLs for the three months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $102.96 and $31.61, respectively. Our average sales price per Mcf of natural gas for the three months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $3.55. Our average sales price per Bbl for oil and NGLs for the three months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $85.38 and $31.27, respectively. Our average sales price per Mcf of natural gas for the three months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $2.85.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended September 30, 2013 of approximately $6.3 million, which is comprised of positive settlements and amortization of purchases of approximately $0.8 million and declines in the fair value of derivatives of approximately $7.1 million. For the three months ended September 30, 2012, we recorded a net loss from our commodity hedging program of approximately $16.5 million, which is comprised of positive settlements and amortization of approximately $5.8 million and declines in fair value of derivatives of approximately $22.3 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were approximately $6.0 million, or $9.87 per Boe, for the three months ended September 30, 2013 compared to approximately $7.6 million, or $11.24 per Boe, for the three months ended September 30, 2012. The primary drivers of the decreased lease operating expenses were lower workover expenses and lower saltwater disposal costs.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $2.4 million, or $4.00 per Boe, for the three months ended September 30, 2013 compared to approximately $2.2 million, or $3.18 per Boe, for the three months ended September 30, 2012. Production taxes accounted for approximately $2.2 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended September 30, 2013. Production taxes accounted for approximately $2.0 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended September 30, 2012. The increase in per Boe amounts was primarily related to lower production volumes.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $9.5 million, or $15.67 per Boe, for the three months ended September 30, 2013 compared to approximately $9.5 million, or $14.09 per Boe, for the three months ended September 30, 2012. The increase in per Boe amounts was primarily related to lower production volumes.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the three months ended September 30, 2013. We recorded an impairment of $0.5 million for the three months ended September 30, 2012 on our unproved properties during the period. If future oil or natural gas prices decline, the estimated undiscounted future cash flows for our proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of November 1, 2013, the NYMEX-WTI oil spot price was $94.61 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.46 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $2.7 million, or $4.39 per Boe, for the three months ended September 30, 2013 compared to approximately $2.6 million, or $3.82 per Boe, for the three months ended September 30, 2012. The increase in per Boe amounts was primarily due to lower production volumes.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was approximately $2.3 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively.

Effects of Interest Rate Derivatives. Losses on interest rate derivative contracts, net, was approximately $1.4 million for the three months ended September 30, 2013, including $0.2 million in negative settlements and $1.2 million in declines in fair value of the derivatives. Losses on interest rate derivative contracts, net, was approximately $2.3 million for the three months ended September 30, 2012, including $0.2 million in negative settlements and $2.1 million in declines in fair value of the derivatives.

Our Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We recorded net income of $13.8 million for the nine months ended September 30, 2013 compared to net income of $6.5 million during the nine months ended September 30, 2012, primarily related to lower overall expenses. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the nine months ended September 30, 2012 and September 30, 2013 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$82,506
Increase (decrease)
Price realization
Oil	1,991
Natural gas	7,123
NGLs	(1,710)
Sales volumes
Oil	(1,847)
Natural gas	(3,726)
NGLs	(94)
Oil, natural gas and NGL revenues-current period	$84,243

Sales revenues increased from $82.5 million for the nine months ended September 30, 2012 to $84.2 million for the nine months ended September 30, 2013, primarily driven by higher natural gas price realizations offset by lower production. Sales revenues for the nine months ended September 30, 2013 consisted of oil sales of $56.7 million, natural gas sales of $20.3 million and NGL sales of $7.2 million. Sales revenues for the nine months ended September 30, 2012 consisted of oil sales of $56.5 million, natural gas sales of $17.0 million and NGL sales of $9.0 million.

Our production volumes for the nine months ended September 30, 2013 included 843 MBbls of oil and NGLs and 5,500 MMcf of natural gas, or 3,088 Bbl/d of oil and NGLs and 20,147 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,760 MBoe, or 6,447 Boe/d. Our production volumes for the nine months ended September 30, 2012 included 866 MBbls of oil and NGLs and 6,507 MMcf of natural gas, or 3,161 Bbl/d of oil and NGLs and 23,748 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,951 MBoe, or 7,120 Boe/d.

Our average daily production of 6,447 Boe/d for the nine months ended September 30, 2013 was negatively impacted by the following items which resulted in lower production of approximately 345 Boe/d. The actual timing and amount of resumed production related to the items below may differ from these estimates.

At our Red Lake field, our third party gas processor required us to flare approximately 90 Boe/d due to plant capacity constraints and compressor issues during the nine months ended September 30, 2013. We are currently flaring approximately 50 Boe/d due to third-party plant compression limits and we expect that we will continue to flare at this level until a new compressor station at the plant is put into service, which we expect will occur during the fourth quarter of 2013. Delays in our recompletion program at our Red Lake field during the first quarter resulted in lower production of approximately 14 Boe/d. The delayed projects were completed during the second quarter of 2013.

Production at our Putnam field experienced weather related shut-ins of approximately 22 Boe/d during the first quarter of 2013. The Putnam field resumed normal operations in the second quarter of 2013.

Our Pecos Slope field was curtailed by approximately 1.3 MMcf/d (211 Boe/d) during the nine months ended September 30, 2013 due to the previously disclosed high nitrogen content of our produced natural gas (1.0 MMcf/d or 167 Boe/d) and a compressor failure (0.3 MMcf/d or 44 Boe/d). The compressor resumed service on February 18, 2013. The current nitrogen content curtailment is approximately 1.2 MMcf/d (200 Boe/d) and we expect it to remain at this level until the field-wide nitrogen rejection facility is completed, which we expect will occur in the first quarter of 2014. A well at our New Years Ridge field had a tubing failure during the first quarter of 2013 resulting in curtailed production of approximately 49 Mcfe/d (8 Boe/d) during the nine months ended September 30, 2013. The well resumed service during the second quarter of 2013.

Our average sales price per Bbl for oil and NGLs for the nine months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $92.37 and $31.29, respectively. Our average sales price per Mcf of natural gas for the nine months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $3.70. Our average sales price per Bbl for oil and NGLs for the nine months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $89.23 and $38.66, respectively. Our average sales price per Mcf of natural gas for the nine months ended September 30, 2012, excluding the effect of commodity derivative contracts, was $2.61.

In addition to lower realized production, our financial results for the nine months ended September 30, 2013 were impacted by a higher Midland to Cushing oil differential during the first quarter of 2013. The differential averaged $7.88 per barrel for the first quarter compared to the full year 2011 and 2012 average differential of $2.30 per barrel. We estimated the impact of the higher differential (compared to the 2011 and 2012 average differential) on revenue for the first quarter of 2013 was approximately $0.8 million. In February 2013, we executed Midland to Cushing oil basis swaps for March 2013 through December 2014 on the majority of our expected production that we expected to be impacted by the differential.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the nine months ended September 30, 2013 of less than $0.1 million, which is comprised of a positive settlements and amortization of purchases of approximately $7.1 million and declines in fair value of derivatives of approximately $7.0 million. For the nine months ended September 30, 2012, we recorded a net gain from our commodity hedging program of approximately $8.0 million, which is comprised of positive settlements and amortization of approximately $17.9 million and declines in fair value of derivatives of approximately $9.9 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were approximately $18.1 million, or $10.27 per Boe, for the nine months ended September 30, 2013 compared to approximately $22.7 million, or $11.62 per Boe, for the nine months ended September 30, 2012. The primary drivers of the decreased lease operating expenses were lower workover expenses and lower saltwater disposal costs.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $6.5 million, or $3.68 per Boe, for the nine months ended September 30, 2013 compared to approximately $5.9 million, or $3.05 per Boe, for the nine months ended September 30, 2012. Production taxes accounted for approximately $5.9 million and ad valorem taxes for $0.6 million of the total taxes recorded during the nine months ended September 30, 2013. Production taxes accounted for approximately $5.4 million and ad valorem taxes for $0.5 million of the total taxes recorded during the nine months ended September 30, 2012.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $29.8 million, or $16.92 per Boe, for the nine months ended September 30, 2013 compared to approximately $32.2 million, or $16.48 per Boe, for the nine months ended September 30, 2012. The decrease in the depreciation expense was primarily related to lower production volumes.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the nine months ended September 30, 2013. We recorded an impairment of approximately $3.5 million for the nine months ended September 30, 2012 on our proved properties during the period. If future oil or natural gas prices decline, the estimated undiscounted future cash flows for our proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of November 1, 2013, the NYMEX-WTI oil spot price was $94.61 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.46 per MMBtu.

General and Administration Expenses.  Our general and administrative expenses were approximately $8.9 million, or $5.04 per Boe, for the nine months ended September 30, 2013 compared to approximately $9.3 million, or $4.78 per Boe, for the nine months ended September 30, 2012. The increase in per Boe amounts was primarily due to lower production volumes.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was approximately $6.9 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense was primarily due to the increased debt level outstanding during the nine months ended September 30, 2013.

Effects of Interest Rate Derivatives. Gains on interest rate derivative contracts, net, was approximately $1.4 million for the nine months ended September 30, 2013, including $0.5 million in negative settlements and $1.9 million in positive fluctuations in fair value of derivatives. Losses on interest rate derivative contracts, net, was approximately $4.5 million for the nine months ended September 30, 2012, including $0.3 million in negative settlements and $4.2 million in declines in fair value of derivative instruments.

Non-GAAP Financial Measures

Below we disclose the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow for the periods presented and provide reconciliations of these items to net income, our most directly comparable financial performance measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income plus or minus:

•                  Income tax expense;

•                  Interest expense-net, including gains (losses) on interest rate derivative instruments, net;

•                  Depletion and depreciation;

•                  Accretion of asset retirement obligations;

•                  Amortization of equity awards;

•                  Gain (loss) on settlement of asset retirement obligations;

•                  Gain (loss) on commodity derivative instruments, net;

•                  Commodity derivative instrument settlements;

•                  Amortization of derivative contracts;

•                  Impairment of oil and natural gas properties; and

•                  Other non-recurring items that we deem appropriate.

We define Distributable Cash Flow as Adjusted EBITDA less cash income tax expense, cash interest expense and estimated maintenance capital expenditures.

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

Our Adjusted EBITDA for the three months ended September 30, 2013 and 2012 was approximately $21.5 million and $21.9 million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2013 and 2012 was approximately $59.1 million and $62.7 million, respectively.

Our Distributable Cash Flow for the three months ended September 30, 2013 and 2012 was approximately $14.0 million and $14.6 million, respectively. Our Distributable Cash Flow for the nine months ended September 30, 2013 and 2012 was approximately $36.7 million and $42.6 million, respectively.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$284	$(15,279)	$13,805	$6,541
Income tax expense	35	20	102	170
Interest expense-net, including (gain) loss on interest rate derivative instruments	3,750	4,359	5,492	9,007
Depletion and depreciation	9,533	9,525	29,772	32,152
Accretion of asset retirement obligations	486	397	1,433	1,171
Amortization of equity awards	138	81	391	231
Loss (gain) on settlement of asset retirement obligations	(1)	94	334	(14)
Loss (gain) on commodity derivative instruments, net	6,282	16,458	(5)	(7,975)
Commodity derivative instrument settlements	801	5,808	7,049	17,876
Amortization of derivative contracts	238	6	746	7
Impairment of oil and natural gas properties	—	451	—	3,544
Adjusted EBITDA	$21,546	$21,920	$59,119	$62,710

Adjusted EBITDA	21,546	21,920	59,119	62,710
Cash income tax expense	(35)	(20)	(108)	(64)
Cash interest expense	(2,438)	(2,234)	(7,054)	(4,865)
Estimated maintenance capital (1)	(5,075)	(5,075)	(15,225)	(15,225)
Distributable Cash Flow	$13,998	$14,591	$36,732	$42,556

(1)         Amount represents pro-rated capital for the period. Estimated maintenance capital expenditures as defined by our partnership agreement represent our estimate of the amount of capital required on average per year to maintain our production over the long term.

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

As of September 30, 2013, we had borrowing capacity of $55.0 million under our $500 million revolving credit facility ($250 million borrowing base less $195.0 million of outstanding borrowings) and $5.3 million of cash on hand. As of September 30, 2013, we had no available borrowing capacity under our $50 million term loan.

Based upon current oil and natural gas price expectations and our commodity derivatives positions for the period ended September 30, 2013, which cover 84% of our remaining 2013 estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our planned 2013 capital expenditure and minimum distribution requirements as described under “Outlook” below.

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of September 30, 2013. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion. In November 2013, we expect our borrowing base to be reviewed by our lending group. We do not expect any material changes to our borrowing base.

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

If we fail to perform our obligations under the covenants described in our 2012 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the credit facility, together with accrued interest, could be declared immediately due and payable. As of September 30, 2013, we were in compliance with our covenants.

At September 30, 2013, we had approximately $195.0 million of outstanding borrowings under our credit facility and available borrowing capacity of approximately $55.0 million.

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

Our Term Loan Agreement contains various covenants and restrictive provisions as described in our 2012 Annual Report. As of September 30, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps and collars in place as of September 30, 2013. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2013	$95.76	2,057	$42.00	574	$5.09	20,854
2014	$95.85	1,847	$34.11	504	$5.53	16,649
2015	$94.72	1,152	$—	—	$5.72	15,069
2016	$86.02	1,089	$—	—	$4.29	14,887
2017	$85.75	545	$—	—	$4.61	13,824

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of September 30, 2013. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2013	$(0.1872)	8,014	$(0.0838)	4,499	$(0.1172)	6,579	$(0.0990)	1,142
2014	$(0.2121)	6,459	$(0.0835)	3,475	$(0.1290)	5,245	$(0.1220)	919
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of September 30, 2013. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Midland-Cushing
Term	$/Bbl	Bbl/d

2013	$(1.2500)	1,262
2014	$(1.0000)	1,124

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$47,709	$57,610
Investing activities	(24,857)	(34,956)
Financing activities	(21,018)	(17,866)

Operating Activities.

Net cash provided by operating activities was approximately $47.7 million and $57.6 million for the nine months ended September 30, 2013 and 2012, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $16.7 million and $19.4 million at September 30, 2013 and December 31, 2012, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $5.3 million and $3.5 million at September 30, 2013 and December 31, 2012, respectively.

Investing Activities.

Net cash used in investing activities was approximately $24.9 million and $35.0 million for the nine months ended September 30, 2013 and 2012, respectively, which primarily represented additions to our property and equipment balances during the period.

Financing Activities.

Net cash used in financing activities was approximately $21.0 million for the nine months ended September 30, 2013, and consisted of net proceeds received from an equity offering of approximately $59.5 million and net borrowings under the Credit Agreement of $17.0 million offset by contributions and distributions to Lime Rock Resources associated with acquisitions of $61.4 million and distributions to unitholders of $36.1 million.

Net cash used in financing activities was approximately $17.9 million for the nine months ended September 30, 2012, which included distributions paid to our unitholders of $26.5 million, contributions and distributions to Lime Rock Resources of $68.0 million and deferred financing costs of $0.6 million, offset by net borrowings of $77.2 million.

Outlook

We expect to spend approximately $34.0 million in total capital expenditures in 2013, of which approximately $20.3 million represents maintenance capital expenditures, on the development of our oil and natural gas properties.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of November 1, 2013, quarterly distributions to all of our unitholders at the minimum quarterly distribution rate would total approximately $12.4 million. We recently announced an increase to our quarterly distribution for the third quarter of 2013. Our current distribution is $0.4875 per unit ($1.95 per unit on an annualized basis), or $12.8 million in aggregate. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution in future periods.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2013 through external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those described in our 2012 Annual Report.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the consolidated condensed financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the commodity price risk, interest rate risk and counterparty and customer credit risk discussed in our 2012 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our 2012 Annual Report.

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: November 6, 2013	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: November 6, 2013	By:	/s/ Jaime R. Casas
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