Form 10-K
period 2013-12-31
LRR Energy, L.P.
filed 2014-03-12
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Units held by non-affiliates was $256,216,070 based on the closing price of $14.72 per unit on that date. For purposes of this calculation, Fund I, which owned 1,849,600 Common Units on such date, is considered an affiliate of the registrant.

There were 19,667,295 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding as of March 7, 2014.

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

Standardized Measure:  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions.

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

All statements, other than statements of historical fact, are forward-looking statements. These forward-looking statements can be identified by their use of terms and phrases such as “may,” “predict,” “pursue,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “target,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under “Risk Factors” described in Item 1A. “Risk Factors,” which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•                  our ability to generate sufficient cash to pay quarterly distributions on our common units;

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

PART I

ITEM 1.                                                BUSINESS.

References in this Annual Report on Form 10-K to “LRR Energy,” “Partnership,” “we,” “our,” “us” or like terms refer collectively to LRR Energy, L.P., its wholly owned operating subsidiary, LRE Operating, LLC (“OLLC”), and its wholly owned subsidiary organized for the purpose of co-issuing its debt securities, LRE Finance Corporation (“LRE Finance”). References to “Fund I” or “our predecessor” refer collectively to Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), which sold and contributed oil and natural gas properties and related net profits interests and operations to us in connection with our initial public offering (“IPO”). References to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. References to “Fund III” refer to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I, Fund II and Fund III.

Overview

We are a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources, to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles.

Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. As of December 31, 2013, our total estimated proved reserves were 30.1 MMBoe, of which approximately 88% were proved developed reserves (approximately 71% proved developed producing and approximately 17% proved developed non-producing). As of December 31, 2013, we operated 84% of our proved reserves. Our proved reserves had a standardized measure of $392.6 million as of December 31, 2013.

Presentation

Each acquisition of properties from Fund I and Fund II in 2011, 2012 and 2013 was determined to be a transaction between entities under common control. As a result, our financial statements were revised to include the activities of such assets for all periods presented, similar to a pooling of interests, and to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. See Note 2 to the Notes to the Consolidated/Combined Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information on the Partnership’s accounting presentation.

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

Principal Business Relationships

Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. Lime Rock Resources, through Fund I, is our largest unitholder, owning a 32.6% limited partner interest in us. In addition, through their interest in our general partner, Fund I and Fund II are collectively entitled to receive 100% of the distributions we make on our incentive distribution rights through November 16, 2017.

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

Our Relationship with Lime Rock Resources

Lime Rock Resources was formed by Lime Rock Management for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles, and consists of three investment funds, Fund I, formed in 2005, Fund II, formed in 2008 and Fund III, formed in 2013. Lime Rock Resources successfully raised $456 million in equity commitments in Fund I, $410 million in equity commitments in Fund II and $762 million in equity commitments in Fund III and has a high quality team of 126 industry professionals who provide services to us pursuant to the services agreement. Since 2006, Lime Rock Resources invested approximately (i) $416 million of Fund I equity and $277 million of Fund I leverage and (ii) $387 million of Fund II equity and $386 million of Fund II leverage in 18 major acquisitions of oil and natural gas properties in three diverse producing regions. Fund II currently has approximately $35 million of additional acquisition capacity that it expects to deploy over the next four months. Fund III has approximately $1.5 billion of acquisition capacity that it expects to deploy over the next five years.

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

Lime Rock Resources had total estimated proved reserves of 41.2 MMBoe as of December 31, 2013, of which approximately 84% were proved developed reserves, with a standardized measure of $663.1 million as of December 31, 2013 and average net production of approximately 7,052 Boe/d for the year ended December 31, 2013. The oil and natural gas properties owned by Lime Rock Resources include properties with characteristics similar to our properties, and Lime Rock Resources expects to invest additional capital into the further development of these properties. Following their successful development, we believe the majority of these properties will be suitable for acquisition by us in the future. Lime Rock Resources has informed us that it intends, from time to time, to offer us the opportunity to purchase some of its existing and future mature, producing oil and natural gas properties and to offer us the opportunity to participate in potential joint acquisition opportunities. Currently, 100% of Lime Rock Resources’ properties are onshore. However, Lime Rock Resources has no obligation to offer or sell any of its properties to us or share future joint acquisition opportunities with us, and any transactions with Lime Rock Resources would be subject to agreeing upon mutually acceptable terms. In addition, Lime Rock Resources and its affiliates, including any future affiliated funds and the exploration and production portfolio companies of Lime Rock Partners, are not limited in their ability to compete with us, including with respect to future acquisition opportunities. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We believe that we are well positioned to acquire additional oil and natural gas properties from Lime Rock Resources in the future in order to increase our reserves, production and cash distributions.

Our Relationship with Lime Rock Partners

Formed in 1998, Lime Rock Partners is a long-term investor of growth capital in energy companies worldwide. Lime Rock Partners’ objective is to generate substantial long-term capital appreciation through investments of private growth capital in energy companies in three principal sectors: (i) exploration and production; (ii) energy service; and (iii) oil service technology. Since 1998, Lime Rock Partners has raised approximately $4.0 billion in six funds. Although Lime Rock Partners does not invest directly in oil and natural gas properties, its exploration and production portfolio companies do invest in those types of assets. However, those portfolio companies typically target less mature or unconventional properties with higher growth and exploration potential than the properties we seek to acquire.

The Lime Rock Partners employees who provide services to Lime Rock Partners are experienced energy professionals with expertise in finance and operations and broad technical skills in the oil and natural gas industry. In connection with the business of Lime Rock Partners, these employees review a large number of potential acquisitions. Although Lime Rock Partners is not obligated to do so, Lime Rock Partners may refer new acquisition opportunities to us or the portfolio companies of Lime Rock Partners may sell their mature, low-risk oil and natural gas assets to us if mutually acceptable terms can be agreed to. In addition, Lime Rock Partners’ extensive investments in the energy service and oil service technology sectors may provide introductions, potential vendor relationships and industry intelligence that we believe will enable us to implement the latest services and technologies to increase production, maximize long-term reserve life and achieve cost containment. We believe we will benefit from the collective expertise of the employees who provide services to Lime Rock Partners, their extensive network of industry relationships and technologies, and the access to potential acquisition opportunities that would not otherwise be available to us.

Marketing and Major Customers

The following table indicates our significant customers that accounted for 10% or more of our total revenues for the periods indicated:

	Partnership			Predecessor
	2013	2012	2011(1)	2011(1)

ConocoPhillips	18%	16%	25%	18%
Holly Frontier	15%	(2)	(2)	(2)
Sunoco	14%	17%	(2)	16%
Seminole Energy Services	10%	(2)	16%	12%
Shell Trading Company	(2)	10%	(2)	(2)
Upstream Energy	(2)	(2)	12%	(2)

(1)                     In 2011, we evaluated concentration of credit risk for us and the predecessor by analyzing customer receipts from the oil and natural gas assets as if the predecessor transferred title of the properties to us on January 1, 2011.

(2)                     The customers accounted for less than 10% of total revenues for the periods indicated.

ConocoPhillips, Holly Frontier, Sunoco and Shell Trading Company purchase the oil production from us pursuant to existing agreements with terms that are currently on “evergreen” status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal. Seminole Energy Services purchases natural gas production from us pursuant to an existing agreement that automatically renews on a year-to-year basis until either party gives six-month advance notice of termination prior to the end of such term, and Upstream Energy markets natural gas production from us pursuant to an existing marketing agreement that automatically renews quarterly until either party gives 30-day advance written notice of termination.

If we were to lose any one of our significant customers, the loss could temporarily delay production and sale of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether and we are unable to identify a substitute customer, this could have a detrimental effect on our production volumes in general.

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

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. In addition, federal, state and local authorities can seek to impose administrative, civil or criminal penalties for alleged non-compliance.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, remediation or operational requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, we can give no assurance that we will continue to be in compliance or that future compliance requirements will not become overly burdensome in the future.

Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. Hydraulic fracturing is used to complete conventional vertical oil and gas wells. Hydraulic fracturing is also used to recover natural gas from deep shale formations in combination with horizontal drilling. Due to public concerns raised regarding the potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and as well as the state and local levels have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. The U.S. Congress has considered legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and could require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. The EPA commenced a multi-year study of the potential environmental impacts of hydraulic fracturing activities, and is expected to issue a report in 2014. In 2011, the EPA also announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including states in which we operate. For example, New Mexico, Oklahoma and Texas adopted regulations which require disclosure of hydraulic fracturing fluids. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. More recently, public concerns have been raised regarding the disposal of hydraulic fluids into injection wells.

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

We follow applicable industry standard practices and legal requirements for groundwater protection in our operations, subject to close supervision by state and federal regulators (including the Bureau of Land Management on federal acreage), which conduct many inspections during operations that include hydraulic fracturing. These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by regulatory agencies, and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval. Injection rates and pressures are monitored instantaneously and in real time at the surface during our hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. Hydraulic fracturing operations would be shut down immediately if an abrupt change occurred to the injection pressure or annular pressure. In addition, we minimize the use of water and currently dispose of it in a way that minimizes the impact to nearby surface water by disposing excess water and water that is produced back from the wells into approved disposal or injection wells. We currently do not discharge water to the surface.

Adoption of legislation amending the Safe Drinking Water Act or of any implementing regulations placing restrictions on hydraulic fracturing activities, including disposal, could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment, including damages to natural resources. Despite the “petroleum exclusion” under CERCLA, we may generate materials in the course of our operations that may be regulated as hazardous substances.

Numerous properties we own, lease, or operate have been used for oil and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for disposal. We could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

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

In June 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration, or PSD, and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Certain high-volume greenhouse gas emitters must also report these emissions. In November 2010, the EPA issued final rules that expand this GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. We began reporting GHG emissions from such facilities as required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur and could result in increased costs and liabilities. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce.

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

National Environmental Policy Act

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. Currently, we have production activities on federal lands. The NEPA review process has the potential to delay the development of oil and natural gas projects in these areas.

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

State Regulation

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

Insurance

We maintain insurance coverage against potential losses that we believe is customary in the industry. We currently maintain general liability insurance and excess liability insurance with limits of $1 million and $25 million per occurrence, respectively, and $2 million and $25 million in the aggregate, respectively. There is no deductible for our general liability insurance or our excess liability insurance. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of property damage and bodily injury and for sudden or accidental pollution liability. Our excess liability insurance is in addition to and triggered if the general liability insurance policy limits are exceeded. In addition, we maintain control of well insurance with per occurrence limits ranging from $5 million to $10 million and retentions ranging from $100,000 to $200,000. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including above ground pollution.

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

As of December 31, 2013, ServCo had 126 employees, including 10 engineers, 3 geologists and 10 land professionals, who provide services to Lime Rock Resources and us. As of December 31, 2013, Lime Rock Management had 27 employees that provided services to both Lime Rock Resources and us, and had one employee that provided services exclusively to us. Each of ServCo and Lime Rock Management has an agreement with Insperity PEO Services, L.P., a professional employer organization, pursuant to which Insperity provides them with full service human resources services in exchange for a service fee. As a result, all of the employees who will provide services to us are co-employees of Insperity. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations between ServCo and Lime Rock Management and their employees are satisfactory. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, legal, financial and other disciplines as needed.

Offices

Lime Rock Management currently leases 56,984 square feet of office space in Houston, Texas at 1111 Bagby Street, Suite 4600, Houston, Texas 77002. Lime Rock Management allocates a portion of its lease expense to us for our proportionate share of the cost of the office space. The leases expire on March 31, 2024.

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

ITEM 1A.               RISK FACTORS.

Risks Related to Our Business

We may not have sufficient cash to pay quarterly distributions on our units following the establishment of cash reserves and payment of expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay quarterly distributions at the current distribution level, or any distribution at all, on our units. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development of our oil and gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of cash we distribute on our units principally depends on the cash we generate from operations, which depends on, among other things:

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

We may be unable to sustain our current quarterly distribution level without substantial capital expenditures that maintain our asset base. Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and therefore our cash flow and ability to make distributions are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production at economically acceptable terms, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

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

Lower oil and natural gas prices may decrease our revenues and thus cash available for distribution to our unitholders. Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $33.98 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.51 per MMBtu to a low of $1.84 per MMBtu. As of March 7, 2014, the NYMEX-WTI oil spot price was $102.58 per Bbl and the NYMEX-Henry Hub natural gas spot price was $4.77 per MMBtu. A significant decrease in commodity prices may cause us to reduce or cease paying the distributions we pay to our unitholders.

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

Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. For example, we recorded an impairment of $63.7 million on our proved properties for the year ended December 31, 2013 in the Permian Basin and Gulf Coast regions.

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

Our hedging strategy may be ineffective in mitigating the impact of commodity price volatility from our cash flows, which could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. For example, if the prices used in our December 31, 2013 reserve reports had been $10.00 less per barrel for oil and $1.00 less per MMBtu for natural gas, then the standardized measure of our estimated proved reserves as of that date would have decreased by $157.1 million, from $392.6 million to $235.5 million.

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

•                  human errors and facility or equipment malfunctions, including pipe or cement failures, casing collapses or other downhole failures;

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

Our decision to acquire a property depends in part on our evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data and other information, the results of which are often inconclusive and subject to various interpretations.

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

We may be unable to pay quarterly distributions at the current distribution level, or any distribution at all, without borrowing under our credit facility. If we use borrowings under our credit facility to pay distributions to our unitholders for an extended period of time rather than to fund capital expenditures and other activities relating to our operations, we may be unable to maintain or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our indebtedness to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations. If we borrow to pay distributions to our unitholders during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution to our unitholders to avoid excessive leverage.

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

The marketability of our oil, NGL and natural gas production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, such as trucks, gathering systems and processing facilities owned by third parties. The amount of oil, NGLs and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. Also, the transfer of our oil and natural gas on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. Our access to transportation options, including trucks owned by third parties, can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to more than a year. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business.

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

A failure in our operational systems or cyber security attacks on any of our facilities or those of third parties may have a material adverse effect on our business.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Our operations are also subject to the risk of cyber security attacks. Any cyber security attacks that affect our facilities, our customers or our financial data could have a material adverse effect on our business. In addition, cyber security attacks on our customer and employee data may result in financial loss or potential liability and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failures, which could negatively impact our business.

The derivatives provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules adopted and to be adopted by federal regulators could adversely affect our ability to use, and our cost of using, derivatives to mitigate the commodity price, interest rate and other risks associated with our business as well as our results of operations and liquidity.

Title VII of the Dodd-Frank Act, or Title VII, establishes a framework for federal oversight and regulation of over-the counter derivative transactions (generally referred to as “swaps”), including oil and gas hedging transactions and interest rate swaps, and participants in swaps and the market for swaps. The Commodity Futures and Trading Commission, or the CFTC, federal banking regulators and the SEC have adopted and are adopting rules to implement Title VII’s provisions. Under those provisions and related rules, parties to swaps of types designated by the CFTC for clearing on a derivatives clearing organization may have to clear those swaps and, in certain instances, execute trades in those swaps on other facilities. To date, the CFTC has designated only certain types of interest rate swaps and index credit default swaps for mandatory clearing, and it is unclear when the CFTC will designate other classes of swaps, such as physical commodity swaps, for mandatory clearing. If our swaps, including commodity swaps, are designated for mandatory clearing, we would have to post collateral in connection with those swaps. Title VII and related rules provide an exception from the clearing and trade execution requirements for swaps that persons that are not “financial entities” (as defined in Title VII) enter into to hedge or mitigate their commercial risks. We intend to elect that exception for our swaps whenever possible. If we were characterized as a “financial entity,” however, we would be ineligible to elect that exception for any of the swaps we enter into. In that circumstance, our ability to execute our hedging program efficiently could be adversely affected.  Even if we are able to elect that exception to the clearing and trade execution requirement, the CFTC and banking regulators are in the process of adopting margin rules that may require us to post cash or other collateral with our counterparties for uncleared swaps.  These rules are not final and how the final rules will affect us is uncertain at this time.

Compliance with Title VII and the related rules adopted and to be adopted by the CFTC and other federal regulatory bodies may significantly increase our costs of operating our hedging program. Posting of cash collateral for either cleared or non-cleared swaps would reduce our liquidity, including our ability to use our cash for capital and other partnership expenditures, and could reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect our cash flows. Even if we are not required to clear our swaps or to post cash or other collateral for all or some of our swaps, our contractual counterparties could pass their costs of complying with Title VII and the related rules on to their customers, including us. Moreover, a Dodd-Frank Act provision may result in one or more of our counterparties spinning-off their derivative operations into separate entities.  Those separate entities could be our counterparties in our swaps in the future and may not be as creditworthy as our current counterparties. The changes in the U.S. derivative market resulting from Title VII and the related regulations could materially alter the terms of the swaps we enter, reduce the availability of some types of swaps that protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less creditworthy counterparties. If, as a result of the factors discussed above, we were to reduce our use of swaps to hedge the commodity price, interest rate and other risks we encounter, our results of operations and cash flows may become more volatile and be otherwise adversely affected.  Moreover, Title VII was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If Title VII and the related regulations were to result in lower prices for oil and natural gas, our revenues could be adversely affected.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The U.S. Congress is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is a commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that we complete and produce. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. If adopted, this legislation could establish an additional level of regulation and permitting at the federal level, and could make it easier for third parties to initiate legal proceedings based on allegations that chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil and surface water. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the Federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. Some states have adopted and others are also considering legislation to restrict and regulate hydraulic fracturing, including the disclosure of chemicals used in hydraulic fracturing. Any additional level of regulation could lead to operational delays or increased operating costs which could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and would increase our costs of compliance and doing business, resulting in a decrease of cash available for distribution to our unitholders.

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

Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. In turn, our general partner has control over all decisions related to our operations. Lime Rock Resources, through Fund I, owns a 32.6% limited partner interest in us and, through Fund I’s and Fund II’s interest in our general partner, is entitled to receive 100% of the distributions we make on our incentive distribution rights through November 16, 2017. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, our non-independent directors and certain of our executive officers hold similar positions with certain affiliates of our general partner, including Lime Rock Resources, Lime Rock Partners and Lime Rock Management, and continue to have economic interests, investments and other economic incentives in, as well as management and fiduciary duties to, these affiliates. As a result of these relationships, conflicts of interest may arise in the future between Lime Rock Resources, Lime Rock Partners and Lime Rock Management and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. These potential conflicts include, among others, the following situations:

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

Neither our partnership agreement nor the omnibus agreement prohibits Lime Rock Resources, Lime Rock Partners and their affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, Lime Rock Resources and any future affiliated funds may commence raising capital to make acquisitions once 75% of the capital of the most recent fund has been allocated to acquisition opportunities and expenses of such fund, and the portfolio companies of Lime Rock Partners may acquire, develop or dispose of oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Lime Rock Resources has approximately $1.6 billion of acquisition capacity that it expects to deploy over the next several years. Because of Lime Rock Resources’ economic interests to invest those funds, it is likely that they will pursue acquisition opportunities that they may otherwise present to us. Lime Rock Resources and Lime Rock Partners are established participants in the energy business and have greater resources than ours, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for potential acquisitions. As a result, competition from these affiliates could adversely impact our results of operations and cash available for distribution to our unitholders. Additionally, if Lime Rock Resources fails to present us with acquisition opportunities, then we may not be able to replace or increase our estimated proved reserves, which would adversely affect our cash flow from operations and our ability to make cash distributions to our unitholders. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Lime Rock Management and ServCo provide substantially similar services and personnel to Lime Rock Resources. Should Lime Rock Resources form new funds, Lime Rock Management and ServCo may also enter into similar arrangements with those new funds. Because Lime Rock Management and ServCo provide services to us that are substantially similar to those provided to Lime Rock Resources and, potentially, other funds, Lime Rock Management and ServCo may not have sufficient human, technical and other resources to provide those services at a level that Lime Rock Management and ServCo would be able to provide to us if it did not provide those similar services to Lime Rock Resources and any other funds. Additionally, Lime Rock Management and ServCo may make internal decisions on how to allocate their available resources and expertise that may not always be in our best interest compared to those of Lime Rock Resources or other affiliated funds. There is no requirement that Lime Rock Management and ServCo favor us over Lime Rock Resources or other affiliated funds in providing their services. If the employees of Lime Rock Management and ServCo do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

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

Cost reimbursements due to our general partner and its affiliates for services provided may be substantial and could reduce our cash available for distribution to our unitholders.

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

Our general partner has control over all decisions related to our operations. Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. As a result, our other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of our general partner and its affiliates relating to us may not be consistent with those of a majority of our other unitholders.

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

Even if our unitholders are dissatisfied, it would be difficult to remove our general partner without its consent.

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. Fund I currently owns 32.6% of our outstanding voting units, which, together with outstanding voting units held by affiliates of our general partner, would make it difficult for our public unitholders to remove our general partner.

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

Fund I owns an aggregate of 9.5% of our outstanding common units and all of our subordinated units, which convert into common units at the end of the subordination period. The sale of these units, including common units issued upon the conversion of the subordinated units, in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. Fund I owns an aggregate of 9.5% of our outstanding common units and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of common units and that all of the subordinated units are converted into common units, Fund I will own 32.6% of our aggregate outstanding common units.

If we distribute cash from capital surplus, which is analogous to a return of capital, our minimum quarterly distribution will be reduced proportionately, and the distribution thresholds after which the incentive distribution rights entitle our general partner to an increased percentage of distributions will be proportionately decreased.

Our cash distributions are characterized as coming from either operating surplus or capital surplus. Operating surplus is defined in our partnership agreement, and generally means amounts we receive from operating sources, such as sale of our oil and natural gas production, less operating expenditures, such as production costs and taxes, and less estimated average capital expenditures, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus generally would result from cash received from non-operating sources such as sales of properties and issuances of debt and equity interests. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or approximately 99.9% to our unitholders and approximately 0.1% to our general partner, and will result in a decrease in our minimum quarterly distribution and a lower threshold for distributions on the incentive distribution rights held by our general partner.

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

We have the right to borrow to make distributions. Repayment of these borrowings will decrease cash available for future distributions, and covenants in our credit facility and term loan may restrict our ability to make distributions.

Our partnership agreement allows us to borrow to make distributions. We may make short-term borrowings under our credit facility to make distributions. The primary purpose of these borrowings would be to mitigate the effects of short-term fluctuation in our working capital that would otherwise cause volatility in our quarter-to-quarter distributions.

The terms of our credit facility and term loan contain covenants that restrict our ability to pay distributions in certain instances.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in a number of states, most of which currently impose a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

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

As of December 31, 2013, our total estimated proved reserves were 30.1 MMBoe, of which 71% were proved developed producing reserves. Our reserves are 51% natural gas as measured by volume as of December 31, 2013. As of December 31, 2013, we operated 84% of our proved reserves and produced from 759 gross (652 net) wells across our operated properties, with an average working interest of 86%. Based on our reserve reports as of December 31, 2013, the estimated decline rate for our existing proved developed producing reserves is 11% per year for 2014 through 2019 and 8% per year thereafter. As of December 31, 2013, 5.0 MMBoe, or 17% of our estimated proved reserves, were proved developed non-producing reserves. Such estimated proved developed non-producing reserves were 50% oil and NGLs and included 305 gross (249 net) recompletion, refracture stimulation, workovers and return to production projects. In addition, as of December 31, 2013, 3.6 MMBoe, or 12% of our estimated proved reserves, were proved undeveloped reserves. Our proved undeveloped reserves were 79% oil and NGLs and included 206 gross (125 net) identified drilling locations.

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

The following table shows the estimated net proved oil and natural gas reserves of our properties as of December 31, 2013, based on the reserve reports prepared by Miller and Lents, Ltd. (“Miller and Lents”) and Netherland, Sewell and Associates, Inc. (“Netherland Sewell”), our independent petroleum engineers, and certain unaudited information regarding such properties.

	Estimated Net Proved Reserves as of December 31, 2013 (1)
		% of		% Oil		Standardized
		Total	% Proved	and	%	Measure
	MBoe	Reserves	Developed	NGLs	Operated	(thousands)

Permian Basin Region	16,533	55%	83%	68%	94%	$263.8
Mid-Continent Region	10,583	35%	93%	23%	67%	101.0
Gulf Coast Region	2,988	10%	100%	33%	90%	28.3
All Regions	30,104	100%	88%	49%	84%	$393.1
Texas Margin Tax						(0.5)
						$392.6

(1)               Our estimated net proved reserves were computed by applying average trailing twelve-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable twelve-month period), held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average trailing twelve-month index prices were $96.78/Bbl for NYMEX-WTI oil and $3.67/MMBtu for NYMEX-Henry Hub natural gas for the twelve months ended December 31, 2013. For NGL pricing, a differential is applied to the $96.78/Bbl average trailing twelve-month index price of oil.

Summary of Oil and Natural Gas Properties and Projects

The Permian Basin Region

Approximately 55% of our estimated proved reserves as of December 31, 2013 and 53% of our average daily net production for the year ended December 31, 2013 were located in the Permian Basin region. The Red Lake field accounted for 34% of our average daily net production for the year ended December 31, 2013. Approximately 68% of our estimated net proved reserves in the Permian Basin region are oil and NGLs. The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States, extending over 100,000 square miles in West Texas and southeast New Mexico, and has produced over 24 billion barrels of oil since its discovery in 1921. The Permian Basin is characterized by oil and natural gas fields with long production histories, multiple producing formations and low rates of production decline. The majority of our current production in the Permian Basin region is primary recovery. However, waterflood operations exist in the same formations in nearby properties operated by others and the potential for similar operations exist in some of our wells that produce from the San Andres formation in our Red Lake area.

We own an 80% average working interest across 662 gross (533 net) wells and operate 94% of our proved reserves in the Permian Basin. Our estimated proved reserves for our Permian Basin properties as of December 31, 2013 totaled 16.5 MMBoe and had a standardized measure of $263.8 million, which represented 67% of the total standardized measure for all of our estimated proved reserves. Our Permian Basin properties have a proved developed producing production decline rate of 14% per year over the next five years and 8% thereafter. Based on our reserve report dated December 31, 2013, we expect to spend $25.1 million on recompletions, re-stimulations, workovers and facility upgrades to convert our 3.5 MMBoe of Permian Basin proved developed non-producing reserves to proved developed producing reserves and $78.3 million on drilling to convert our 2.8 MMBoe of Permian Basin proved undeveloped reserves to proved developed producing.

The Mid-Continent Region

Approximately 35% of our estimated proved reserves as of December 31, 2013 and 35% of our average daily net production for the year ended December 31, 2013 were located in the Mid-Continent region. The Potato Hills field accounted for 20% of our average daily net production for the year ended December 31, 2013. Approximately 77% of our estimated net proved reserves in the Mid-Continent region are natural gas. Our properties in the Mid-Continent Region are characterized by stratigraphic plays with multiple, stacked pay zones and more complex geology than our other operating areas. Similar to our other operating areas, the Mid-Continent region contains a number of fields with long production histories.

We own a 32% average working interest across 468 gross (152 net) wells and operate 67% of our proved reserves in the Mid-Continent region. Our estimated proved reserves for our Mid-Continent region properties as of December 31, 2013 were 10.6 MMBoe and had a standardized measure of $101.0 million, which represented 26% of the total standardized measure for all of our estimated proved reserves. Our Mid-Continent properties have a proved developed producing production decline rate of 9% per year over the next five years and 7% per year thereafter. Based on our reserve report dated December 31, 2013, we expect to spend $2.0 million on recompletions and workovers to convert our 0.8 MMBoe of Mid-Continent proved developed non-producing reserves to proved developed producing reserves and $13.4 million on drilling to convert our 0.8 MMBoe of Mid-Continent proved undeveloped reserves to proved developed producing.

The Gulf Coast Region

Approximately 10% of our estimated proved reserves as of December 31, 2013 and 12% of our average daily net production for the year ended December 31, 2013 were located in the Gulf Coast region. Approximately 33% of our estimated net proved reserves in the Gulf Coast region are oil and NGLs. Although many assets in the Gulf Coast region exhibit high rates of production decline, our Gulf Coast properties consist primarily of legacy fields and are characterized by relatively stable production profiles and long production histories.

We own a 70% average working interest across 49 gross (34 net) wells and operate 90% of our proved reserves in the Gulf Coast region. Our estimated proved reserves as of December 31, 2013 totaled 3.0 MMBoe and had a standardized measure of $28.3 million as of December 31, 2013, which represented 7% of the total standardized measure for all of our estimated proved reserves. Our Gulf Coast properties have a proved developed producing production decline rate of 12% per year over the next five years and 11% per year thereafter. Based on our reserve report dated December 31, 2013, we expect to spend $1.2 million on recompletions and workovers to convert our 0.7 MMBoe of Gulf Coast proved developed non-producing reserves to proved developed producing reserves. We do not have any proved undeveloped reserves in the Gulf Coast region.

Oil and Natural Gas Data and Operations

Internal Controls

Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by ServCo’s corporate reservoir engineering staff. ServCo maintains internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with ServCo’s internal production and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed internally by our senior management on a periodic basis throughout the year. Our reserve estimates are prepared by Miller and Lents and Netherland Sewell, our independent third-party reserve engineers, at least annually.

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

Qualifications of Responsible Technical Persons

Internal Engineer.  Christopher Butta, Vice President and Chief Engineer of our general partner, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Butta is also responsible for liaison with and oversight of our third-party reserve engineers. Mr. Butta has 30 years of industry experience. From 1991 through 2005, Mr. Butta worked at Miller and Lents, an independent oil and gas consulting firm. During his 14 years at Miller and Lents, he rose from Consulting Engineer to Senior Vice President. From 1984 to 1991, Mr. Butta worked at ARCO Oil and Gas Company. He holds a Bachelor of Science degree in Petroleum Engineering from University of Missouri-Rolla.

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

Netherland Sewell.  Netherland Sewell is an independent oil and natural gas consulting firm. No director, officer, or key employee of Netherland Sewell has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Netherland Sewell’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Netherland Sewell has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Netherland Sewell report was overseen by Mr. Lee E. George. Mr. George is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 32 years of experience in reserves evaluation. He has a Bachelor of Science degree in Civil Engineering from The University of Texas at Austin and is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties, and the standardized measure amounts associated with such reserves, as of December 31, 2013, prepared by Miller and Lents and Netherland Sewell, our independent reserve engineers. All of our reserve estimates have been prepared by independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

Reserve Data(1):
Estimated proved reserves:
Oil (MBbls)	10,698
NGLs (MBbls)	3,969
Natural gas (MMcf)	92,622
Total estimated proved reserves (MBoe)(2)	30,104
Estimated proved developed reserves:
Oil (MBbls)	8,548
NGLs (MBbls)	3,252
Natural gas (MMcf)	88,172
Total estimated proved developed reserves (MBoe)(2)	26,495
Estimated proved undeveloped reserves:
Oil (MBbls)	2,150
NGLs (MBbls)	717
Natural gas (MMcf)	4,450
Total estimated proved undeveloped reserves (MBoe)(2)	3,609
Standardized Measure (in millions)(3)	$392.6

(1)                                 Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $96.78/Bbl for NYMEX-WTI oil and NGLs and $3.67/MMBtu for NYMEX-Henry Hub natural gas at December 31, 2013. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. For NGL pricing, a differential is applied to the unweighted arithmetic average first-day-of-the-month oil prices for the prior twelve months. As of December 31, 2013, the relevant average realized prices for oil, natural gas and NGLs were $91.16 per Bbl, $3.71 per Mcf and $33.01 per Bbl, respectively.

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

Development of Proved Undeveloped Reserves

The following table represents a summary of activity within our proved undeveloped reserve category for the year ended December 31, 2013:

			Natural
	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Proved undeveloped reserves-beginning of year	3,117	868	5,734	4,941
Transferred to proved developed through drilling	(599)	(173)	(881)	(919)
Increase (decrease) due to evaluation reassessments and drilling results, net	(368)	22	(403)	(413)
Acquisition of reserves	—	—	—	—
Reductions of proved developed reserves aged five or more years	—	—	—	—
Proved undeveloped reserves-end of period	2,150	717	4,450	3,609

We incurred $19.6 million in capital to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2013.

All of our proved undeveloped reserves as of December 31, 2013 are scheduled to be developed on a date that is five years or less from the date the reserves were initially booked as proved undeveloped. We fund our drilling and development programs primarily from our cash flow from operations. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations in the next five years from our cash flow from operations and, if needed, our credit facility. For a more detailed discussion of our liquidity position, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenues and Price History

For a description of our historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Drilling and Other Exploratory and Development Activities

Drilling Activities.  As of December 31, 2013, we were drilling two wells, completing five wells, and production testing one well recompletion.

The following table sets forth information with respect to wells drilled and completed by us during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Partnership						Predecessor
	2013		2012		2011(1)		2011
	Gross	Net	Gross	Net	Gross	Gross	Gross	Net
Development wells:
Productive	32	18	17	14	0	0	31	17
Dry	0	0	0	0	0	0	0	0
Exploratory wells:
Productive	0	0	0	0	0	0	0	0
Dry	0	0	0	0	0	0	0	0
Total wells:
Productive	32	18	17	14	0	0	31	17
Dry	0	0	0	0	0	0	0	0
Total	32	18	17	14	0	0	31	17

(1)                                 Reflects our drilling activity for the period from November 16 to December 31, 2011.

Other Exploratory and Development Activities.  As of December 31, 2013, we did not have any exploratory activities in progress on our properties.

Productive Wells

The following table sets forth information at December 31, 2013 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are approximately the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	276	236	483	416
Non-operated	269	38	140	27
Total	545	274	623	443

Developed Acreage

The following table sets forth information as of December 31, 2013 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2013, substantially all of our leasehold acreage was held by production and no material acreage is set to expire in the near term.

	Developed Acreage
	Gross (1)	Net (2)
Permian Basin	152,711	124,369
Mid-Continent	148,091	80,034
Gulf Coast	15,643	12,368
Total	316,445	216,771

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

Exploitation Activities

Reserve additions due to extensions and discoveries are primarily in the proved undeveloped reserve category. As of December 31, 2013, we have identified 305 gross (249 net) recompletion, refracture stimulation, workovers and return to production projects and 206 gross (125 net) proved undeveloped drilling locations on our properties. Excluding acquisitions, we anticipate capital expenditures of approximately $35.5 million during the twelve months ending December 31, 2014, including drilling 34 gross (19 net) development wells and executing 138 gross (128 net) recompletions, refracture stimulations, workovers and return to production projects.

Operations

General

As of December 31, 2013, we operated 84% of our proved reserves. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate. Independent contractors provide all the equipment and personnel associated with these activities. Pursuant to our services agreement with ServCo and Lime Rock Management, ServCo and Lime Rock Management provide management, administrative and operational services to our general partner and us to manage and operate our business. ServCo employs production and reservoir engineers, geologists and other specialists, as well as field personnel. We charge the non-operating partners a contractual administrative overhead charge for operating the wells. Some of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties range from 2% to 54%, resulting in a net revenue interest to us ranging from 0% to 88%, or 58% on average for most of our leases.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common units are listed and traded on the NYSE under the symbol “LRE.” As of March 7, 2014, there were 19,667,295 common units outstanding held by 28 holders of record, including common units held by Lime Rock Resources. This number does not include owners from whom common units may be held in “street name.” The table below represents the daily high and low sales price per common unit for the years ended December 31, 2013 and 2012.

	Common Unit Price Range
	High	Low
2013
Fourth quarter	$18.45	$15.75
Third quarter	$16.15	$13.41
Second quarter	$18.28	$13.13
First quarter	$19.20	$18.78

2012
Fourth quarter	$20.08	$15.66
Third quarter	$19.00	$14.23
Second quarter	$20.63	$12.25
First quarter	$21.62	$17.68

We have also issued 6,720,000 subordinated units, for which there is no established trading public trading market. The subordinated units are held by Fund I. Finally, we have issued 22,400 general partner units to LRE GP, LLC.

Cash Distribution to Unitholders

			Limited Partners
	For the quarterly	General	Public	Affiliated		Total	Distribution
Date Paid	period ended	Partner	Common	Common	Subordinated	Distributions	Per Unit
		(in thousands)
February 14, 2012(1)	December 31, 2011	$5	$2,474	$1,173	$1,561	$5,213	$0.2323
May 14, 2012	March 31, 2012	11	5,062	2,399	3,192	10,664	0.4750
August 14, 2012	June 30, 2012	11	5,063	2,399	3,192	10,665	0.4750
November 14, 2012	September 30, 2012	10	5,090	2,411	3,209	10,720	0.4775
February 14, 2013	December 31, 2012	11	5,125	2,424	3,225	10,785	0.4800
May 15, 2013	March 31, 2013	11	8,492	892	3,242	12,637	0.4825
August 14, 2013	June 30, 2013	11	8,536	897	3,259	12,703	0.4850
November 14, 2013	September 30, 2013	11	8,579	902	3,276	12,768	0.4875
February 14, 2014	December 31, 2013	11	8,674	906	3,293	12,884	0.4900

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

Fund I owns an aggregate of 6,720,000 subordinated units. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash from operating surplus to be distributed on the common units.

The subordination period will extend until the first business day of any quarter after December 31, 2014 that we have earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, provided there are no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. One third of the subordinated units did not convert pursuant to the provisions of our partnership agreement following our distribution for the fourth quarter of 2013 that was paid on February 14, 2014. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

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

During Subordination Period. Assuming our general partner has, and maintains, a 0.1% general partner interest in us, our partnership agreement requires us to distribute all of our available cash from operating surplus for each quarter in the following manner during the subordination period:

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2013.

Unregistered Sales of Equity Securities

None not previously reported on a current report on Form 8-K.

Issuer Purchaser of Equity Securities

None.

ITEM 6.                        SELECTED FINANCIAL DATA.

The selected consolidated financial data presented as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013 and 2012 and for the period from November 16 to December 31, 2011 are derived from our audited financial statements. The selected financial data for the period from January 1 to November 15, 2011 and as of and for the years ended December 31, 2010 and 2009 are derived from the audited financial statements of our predecessor. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein. The following table shows selected financial data of the Partnership and our predecessor for the periods and as of the dates indicated.

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	November 15,	December 31,	December 31,
	2013	2012	2011	2011	2010	2009
(in thousands)
Statement of Operations Data:
Revenues:
Oil sales	$77,181	$72,916	$9,766	$59,605	$52,670	$34,604
Natural gas sales	26,800	23,502	3,976	35,883	48,088	33,798
Natural gas liquids sales	10,147	11,627	1,976	14,500	14,748	10,617
Gain on commodity derivative instruments, net	781	12,748	12,287	22,027	24,065	8,527
Other income	186	45	—	159	116	24
Total revenues	115,095	120,838	28,005	132,174	139,687	87,570
Operating expenses:
Lease operating expenses	25,397	29,069	3,193	21,391	23,804	19,066
Production and ad valorem taxes	8,614	7,790	1,076	7,763	9,320	6,731
Depletion and depreciation	43,420	46,928	5,876	37,206	55,828	56,349
Impairment of oil and gas properties	63,663	3,544	—	16,765	11,712	—
Accretion expense	1,924	1,575	191	1,290	1,366	1,255
Loss (gain) on settlement of asset retirement obligations	358	(31)	—	496	(209)	(1,570)
Management fees	—	—	—	5,435	6,104	8,500
General and administrative expenses	11,965	13,758	1,892	5,149	5,293	2,408
Total operating expenses	155,341	102,633	12,228	95,495	113,218	92,739

Operating (loss) income	(40,246)	18,205	15,777	36,679	26,469	(5,169)

Other income (expense), net
Interest income	—	—	—	1	17	87
Interest expense	(9,235)	(6,596)	(604)	(919)	(3,223)	(1,274)
Gain (loss) on interest rate derivative instruments, net	1,256	(4,650)	—	(133)	(897)	(362)
Other income (expense), net	(7,979)	(11,246)	(604)	(1,051)	(4,103)	(1,549)

(Loss) income before taxes	(48,225)	6,959	15,173	35,628	22,366	(6,718)

Income tax (expense) benefit	(56)	(172)	(48)	76	(32)	622

Net (loss) income	$(48,281)	$6,787	$15,125	$35,704	$22,334	$(6,096)
Net income attributable to predecessor operations	(448)	(6,790)	(2,975)
Net (loss) income available to unitholders	$(48,729)	$(3)	$12,150

General partner’s interest in net (loss) income	$(49)	$—	12
Limited partners’ interest in net (loss) income	$(48,680)	$(3)	12,138
Net (loss) income per limited partner unit (basic and diluted)	$(1.92)	$0.00	0.54
Weighted average number of limited partner units outstanding (basic and diluted)	25,372	22,425	22,418

Other Financial Data:
Adjusted EBITDA	$79,550	$81,156	$13,603	$79,762	$119,130	$113,240

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to		Year Ended	Year Ended
	December 31,	December 31,	December 31,	November 15,		December 31,	December 31,
	2013	2012	2011	2011		2010	2009
(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$65,541	$77,223	$5,523	$84,027		$121,269	$108,148
Net cash used in investing activities	$(35,805)	$(40,433)	$(755)	$(44,891)		$(125,846)	$(25,129)
Net cash (used in) provided by financing activities	$(28,786)	$(34,836)	$(3,255)	$(38,000)		$1,505	$(118,151)

Balance Sheet Data:
Working capital	$17,131	$19,366	23,124		$(1)	$33,209	$57,466
Total assets	$488,350	$565,470	579,934		$(1)	$504,622	$465,691
Total debt	$250,000	$228,000	155,800		$(1)	$27,251	$24,150
Unitholders’ Equity/partners’ capital	$192,258	$290,776	390,150		$(1)	$426,733	$405,646

(1)                                 These balance sheet amounts are not presented as they were not previously included in our predecessor’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Non-GAAP Financial Measures

Below we disclose the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow for the periods presented and provide reconciliations of these items to net (loss) income, our most directly comparable financial performance measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net (loss) income plus or minus:

•                  Income tax expense (benefit);

•                  Interest expense-net, including gains (losses) on interest rate derivative contracts, net;

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

We define Distributable Cash Flow as Adjusted EBITDA less cash income tax expense; cash interest expense; and estimated maintenance capital expenditures.

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

Our Adjusted EBITDA for the years ended December 31, 2013 and 2012 and for the period from November 16 to December 31, 2011 was $79.6 million, $81.2 million and $13.6 million, respectively. Our predecessor’s Adjusted EBITDA for the period from January 1 to November 15, 2011 and the years ended December 31, 2010 and 2009 was $79.8 million, $119.1 million and $113.2 million, respectively.

Our Distributable Cash Flow for the years ended December 31, 2013 and 2012 and for the period from November 16 to December 31, 2011 was $49.6 million, $53.8 million and $11.0 million, respectively.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net (Loss) Income

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable GAAP performance measure, for each of the periods presented.

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	November 15,	December 31,	December 31,
	2013	2012	2011	2011	2010	2009
(in thousands)
Net (loss) income	$(48,281)	$6,787	$15,125	$35,704	$22,334	$(6,096)
Income tax expense (benefit)	56	172	48	(76)	32	(622)
Interest expense-net, including loss on interest rate derivative instruments	7,979	11,246	604	1,052	4,120	1,636
Depletion and depreciation	43,420	46,928	5,876	37,206	55,828	56,349
Accretion of asset retirement obligations	1,924	1,575	191	1,290	1,366	1,255
Amortization of equity awards	549	313	31	—	—	—
Gain (loss) on settlement of asset retirement obligations	358	(31)	—	496	(209)	(1,570)
Gain on commodity derivative instruments, net	(781)	(12,748)	(12,287)	(22,027)	(24,065)	(8,527)
Commodity derivative instrument settlements	9,661	23,350	4,015	9,353	48,029	70,902
Amortization of derivative contracts	1,002	20	—	—	—	—
Impairment of oil and natural gas properties	63,663	3,544	—	16,765	11,712	—
Interest income	—	—	—	(1)	(17)	(87)
Adjusted EBITDA	$79,550	$81,156	$13,603	$79,762	$119,130	$113,240

Adjusted EBITDA	$79,550	$81,156	$13,603
Cash income tax expense	(132)	(86)	—
Cash interest expense	(9,513)	(7,012)	(31)
Estimated maintenance capital (1)	(20,300)	(20,300)	(2,538)
Distributable cash flow	$49,605	$53,758	$11,034

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

Overview

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. LRR A, LRR B and LRR C were formed by Lime Rock Management in July 2005 for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles. As used herein, references to “Fund I” or “predecessor” refer collectively to LRR A, LRR B and LRR C; references to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.; and references to “Fund III” refer collectively to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I, Fund II, and Fund III.

Our properties are located in the Permian Basin region in West Texas and southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. These properties consist of working interests in 759 gross (652 net) producing wells, of which we owned a 86% average working interest. As of December 31, 2013, our total estimated proved reserves were 30.1 MMBoe, of which 49% were oil and NGLs as measured by volume, 71% were proved developed producing and 17% were proved developed non-producing. As of December 31, 2013, our estimated proved reserves had a standardized measure of $392.6 million.

Of our total estimated proved reserves as of December 31, 2013, 16.5 MMBoe, or 55%, are located in the Permian Basin region; 10.6 MMBoe, or 35%, are located in the Mid-Continent region; and 3.0 MMBoe, or 10%, are located in the Gulf Coast region.

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

On June 1, 2012, we completed an acquisition from Fund I of certain oil and natural gas properties located in the Permian Basin region of New Mexico and onshore Gulf Coast region of Texas for $65.1 million in cash consideration (the “June 2012 Acquisition”). The June 2012 Acquisition was effective as of March 1, 2012. In September 2012, we received $1.1 million in cash from Fund I related to post-closing adjustments to the purchase price.

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

•                  production and ad valorem taxes;

•                  general and administrative expenses;

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

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $110.53 per Bbl to a low of $86.68 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $4.52 per MMBtu to a low of $3.08 per MMBtu. For the five years ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $33.98 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.51 per MMBtu to a low of $1.84 per MMBtu. As of March 7, 2014, the NYMEX-WTI oil spot price was $102.58 per Bbl and the NYMEX-Henry Hub natural gas spot price was $4.77 per MMBtu.

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

For a summary of volumes of our production covered by commodity derivative contracts and the average prices at which the production is hedged as of December 31, 2013, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Lease Operating Expenses

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

Production and Ad Valorem Taxes

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

General and Administrative Expenses

We have entered into a services agreement with Lime Rock Management and Lime Rock Resources Operating Company, Inc. (“ServCo”) pursuant to which management, administrative and operating services are provided to our general partner and us to manage and operate our business. Our general partner reimburses Lime Rock Management and ServCo for all costs and services they incur on our general partner’s and our behalf. Under the services agreement, our general partner will reimburse each of Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. For further information regarding the services agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Services Agreement.”

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

Trends and 2014 Outlook

We expect to spend approximately $34 million of total capital expenditures on the development of our oil and natural gas properties in 2014, including approximately $20 million of maintenance capital expenditures. Maintenance capital expenditures represent our estimate of the amount of capital required on average per year to maintain our production over the long term. We expect to spend the remaining $14 million of estimated expenditures primarily on projects designed to reduce operating costs and potentially grow production. The estimated capital expenditures for 2014 do not include any amounts for acquisitions of oil and natural gas properties.

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

The Partnership Properties acquired in the IPO, June 2012 Acquisition, January 2013 Acquisition and April 2013 Acquisition were deemed to be transactions between entities under common control. As a result, our financial statements were revised to include the activities of such assets for all periods presented, similar to a pooling of interests, and to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. The table set forth below includes recast historical financial and operating information attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated financial statements.

	Partnership			Predecessor
	Year Ended	Year Ended	November 16	January 1 to
	December 31,	December 31,	to December 31,	November 15,
	2013	2012	2011	2011
Revenues (in thousands):
Oil sales	$77,181	$72,916	$9,766	$59,605
Natural gas sales	26,800	23,502	3,976	35,883
Natural gas liquids sales	10,147	11,627	1,976	14,500
Gain on commodity derivative instruments, net	781	12,748	12,287	22,027
Other income	186	45	—	159
Total revenues	115,095	120,838	28,005	132,174

	Partnership			Predecessor
	Year Ended	Year Ended	November 16	January 1 to
	December 31,	December 31,	to December 31,	November 15,
	2013	2012	2011	2011
Expenses (in thousands):
Lease operating expense	25,397	29,069	3,193	21,391
Production and ad valorem taxes	8,614	7,790	1,076	7,763
Depletion and depreciation	43,420	46,928	5,876	37,206
Impairment of oil and natural gas properties	63,663	3,544	—	16,765
Management fees	—	—	—	5,435
General and administrative expense	11,965	13,758	1,892	5,149
Interest expense	9,235	6,596	604	919
(Gain) loss on interest rate derivative instruments, net	(1,256)	4,650	—	133

Production: (1), (2)
Oil (MBbls)	837	834	104	657
Natural gas (MMcf)	7,246	8,487	1,156	8,606
NGLs (MBbls)	315	311	35	269
Total (MBoe)	2,360	2,560	332	2,360
Average net production (Boe/d)	6,466	6,995	7,217	7,398

(1)                                 The Red Lake area constituted approximately 34% of our estimated proved reserves as of December 31, 2013. Our production from the Red Lake area was 803 MBoe, 707 MBoe and 79 MBoe for the years ended December 31, 2013 and 2012 and the period from November 16 to December 31, 2011, respectively. Our predecessor’s production from the Red Lake area was 473 MBoe for the period from January 1 to November 15, 2011.

(2)                                 The Potato Hills field constituted approximately 20% of our estimated proved reserves as of December 31, 2013. Our production from the Potato Hills field was 471 MBoe, 531 MBoe and 72 MBoe for the years ended December 31, 2013 and 2012 and the period from November 16 to December 31, 2011, respectively. Our predecessor’s production from the Potato Hills field was 527 MBoe for the period from January 1 to November 15, 2011.

	Partnership			Predecessor
	Year Ended	Year Ended	November 16	January 1 to
	December 31,	December 31,	to December 31,	November 15,
	2013	2012	2011	2011

Average sales price:
Oil (per Bbl):
Sales price	$92.21	$87.43	$93.90	$90.72
Effect of settled commodity derivative instruments (1)	(2.45)	4.38	6.89	(10.66)
Realized sales price	$89.76	$91.81	$100.79	$80.06

Natural gas (per Mcf):
Sales price	$3.70	$2.77	$3.44	$4.17
Effect of settled commodity derivative instruments(1)	1.44	2.13	2.87	1.92
Realized sales price	$5.14	$4.90	$6.31	$6.09

NGLs (per Bbl):
Sales price	$32.21	$37.39	$56.46	$53.90
Effect of settled commodity derivative instruments(1)	4.08	5.22	(0.71)	(0.65)
Realized sales price	$36.29	$42.61	$55.75	$53.25

Average unit costs per Boe:
Lease operating expenses	$10.76	$11.36	$9.63	$9.06
Production and ad valorem taxes	$3.65	$3.04	$3.24	$3.29
Management fees	$—	$—	$—	$2.30
General and administrative expenses	$5.07	$5.38	$5.70	$2.18
Depletion and depreciation	$18.40	$18.33	$17.72	$15.76

(1)                                 The dollar per Boe impact of commodity derivative instruments settlements on our realized sales prices was $4.09, $9.12 and $12.11 per Boe for the years ended December 31, 2013 and 2012 and the period from November 16 to December 31, 2011, respectively. Settlements on commodity derivative instruments were $3.96 per Boe, for the period from January 1 to November 15, 2011.

Partnership’s Results of Operations

Our Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

We recorded net loss of $48.3 million for the year ended December 31, 2013 compared to net income of $6.8 million for the year ended December 31, 2012, primarily related to a non-cash impairment charge of $63.7 million recorded during the year ended December 31, 2013. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the year ended December 31, 2012 and December 31, 2013 follows (thousands):

Oil, natural gas and NGL revenues-prior period	$108,045
Increase (decrease)
Price realization
Oil	3,987
Natural gas	7,893
NGLs	(1,611)
Sales volumes
Oil	277
Natural gas	(4,592)
NGLs	129
Oil, natural gas and NGL revenues-current period	$114,128

Sales revenues increased from $108.0 million for the year ended December 31, 2012 to $114.1 million for the year ended December 31, 2013, primarily driven by higher oil and natural gas price realizations offset by lower natural gas production. Sales revenues for the year ended December 31, 2013 consisted of oil sales of $77.2 million, natural gas sales of $26.8 million and NGL sales of $10.1 million. Sales revenues for the year ended December 31, 2012 consisted of oil sales of $72.9 million, natural gas sales of $23.5 million and NGL sales of $11.6 million.

Our production volumes for the year ended December 31, 2013 included 1,152 MBbls of oil and NGLs and 7,246 MMcf of natural gas, or 3,156 Bbl/d of oil and NGLs and 19,852 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,360 MBoe, or 6,466 Boe/d. Our production volumes for the year ended December 31, 2012 included 1,145 MBbls of oil and NGLs and 8,487 MMcf of natural gas, or 3,128 Bbl/d of oil and NGLs and 23,189 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,560 MBoe, or 6,995 Boe/d. Our natural gas production declined during the year ended December 31, 2013 due to the natural production decline of our natural gas reserves, well downtime, flaring and the issues at our Pecos Slope field as discussed below.

At our Red Lake field, our third party gas processor required us to flare approximately 73 Boe/d due to plant capacity constraints and compressor issues during the year ended December 31, 2013. A new compressor station at the plant was put into service in the fourth quarter of 2013.

Our Pecos Slope field production was curtailed by approximately 1.2 MMcf/d (200 Boe/d) during the year ended December 31, 2013 due to the previously disclosed high nitrogen content of our produced natural gas and we expect it to remain at this level until the field-wide nitrogen rejection facility is completed, which we currently expect will occur in the middle of 2014.

Severe winter weather did not have a material impact on our production for the year ended December 31, 2013. We estimate that the impact of the winter storms and other shut-ins on our total first quarter of 2014 production will be approximately 80-120 Boe/d.

Our average sales price per Bbl for oil and NGLs for the year ended December 31, 2013, excluding the effect of commodity derivative contracts, was $92.21 and $32.21, respectively. Our average sales price per Mcf of natural gas for the year ended December 31, 2013, excluding the effect of commodity derivative contracts, was $3.70. Our average sales price per Bbl for oil and NGLs for the year ended December 31, 2012, excluding the effect of commodity derivative contracts, was $87.43 and $37.39, respectively. Our average sales price per Mcf of natural gas for the year ended December 31, 2012, excluding the effect of commodity derivative contracts, was $2.77.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the year ended December 31, 2013 of $0.8 million, which is comprised of a positive settlements and amortization of purchases of $9.7 million and declines in fair value of derivatives of $8.9 million. For the year ended December 31, 2012, we recorded a net gain from our commodity hedging program of $12.7 million, which is comprised of positive settlements and amortization of $23.3 million and declines in fair value of derivatives of $10.6 million. Volatility in commodity prices has a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $25.4 million, or $10.76 per Boe, for the year ended December 31, 2013 compared to $29.1 million, or $11.36 per Boe, for the year ended December 31, 2012. The primary drivers of the decreased lease operating expenses were lower workover expenses and lower saltwater disposal costs in 2013.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $8.6 million, or $3.65 per Boe, for the year ended December 31, 2013 compared to $7.8 million, or $3.04 per Boe, for the year ended December 31, 2012. Production taxes accounted for $8.0 million and ad valorem taxes for $0.6 million of the total taxes recorded during the year ended December 31, 2013. Production taxes accounted for $7.1 million and ad valorem taxes for $0.7 million of the total taxes recorded during the year ended December 31, 2012.

Depletion and Depreciation.  Our depletion and depreciation expense was $43.4 million, or $18.40 per Boe, for the year ended December 31, 2013 compared to $46.9 million, or $18.33 per Boe, for the year ended December 31, 2012. The decrease in the depreciation expense was primarily related to lower production volumes.

Impairment of Oil and Natural Gas Properties.  We recorded an impairment of $63.7 million on our proved properties for the year ended December 31, 2013 in the Permian Basin and Gulf Coast regions. The impairment was primarily due to lower estimated future net realizable oil and natural gas liquid prices and reserve category reclassifications. We recorded an impairment of $3.5 million for the year ended December 31, 2012. Of this amount, $3.1 million related to a decline in natural gas prices that impacted our proved properties during the first quarter of 2012 and $0.4 million related to impairments of unproved properties in the third quarter of 2012. These impairments had no impact on our cash flows, liquidity position, or debt covenants.

If future oil or natural gas prices or if our reserves decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of March 7, 2014, the NYMEX-WTI oil spot price was $102.58 per Bbl and the NYMEX-Henry Hub natural gas spot price was $4.77 per MMBtu.

General and Administrative Expenses.  Our general and administrative expense was $12.0 million, or $5.07 per Boe, for the year ended December 31, 2013 compared to $13.8 million, or $5.38 per Boe, for the year ended December 31, 2012. The decrease was primarily due to lower consulting and allocated expenses in 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $9.2 million and $6.6 million for the year ended December 31, 2013 and 2012, respectively. The increase in interest expense was primarily due to the increased debt level outstanding during the year ended December 31, 2013.

Effects of Interest Rate Derivatives. Gains on interest rate derivative contracts, net, were $1.3 million for the year ended December 31, 2013, including $0.7 million in negative settlements and $2.0 million in positive fluctuations in the fair value of derivatives. Losses on interest rate derivative contracts, net, were $4.7 million for the year ended December 31, 2012, including $0.5 million in negative settlements and $4.2 million in declines in the fair value of derivative instruments.

Our Results for the Period from November 16 to December 31, 2011

We recorded net income of $15.1 million during the period from November 16 to December 31, 2011. This net income was primarily driven by total revenues of $28.0 million offset by lease operating expenses of $3.2 million, production and ad valorem taxes of $1.1 million, depletion and depreciation of $5.9 million and general and administrative expenses of $1.9 million.

Sales Revenues.  Sales revenues of $15.8 million for the period consisted of oil sales of $9.8 million, natural gas sales of $4.0 million and NGL sales of $2.0 million. Our production volumes for the period included 139 MBbls of oil and NGLs and 1,156 MMcf of natural gas, or 3,022 Bbl/d of oil and NGLs and 25,130 Mcf/d of natural gas. On an equivalent basis, production for the period was 332 MBoe, or 7,217 Boe/d.

Our average sales price per Bbl for oil and NGLs, excluding the effect of commodity derivative contracts, for the period was $93.90 and $56.46, respectively. Our average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, was $3.44.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the period of $12.3 million, which is comprised of positive settlements and amortization of purchases of $4.0 million and $8.3 million in positive fluctuations in fair value.

Lease Operating Expenses.  Our lease operating expenses were $3.2 million, or $9.63 per Boe, for the period. The per Boe amount is consistent with our predecessor’s rate for the remainder of 2011.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $1.1 million, or $3.24 per Boe, for the period. The per Boe amount is consistent with our predecessor’s rate for the remainder of 2011. Production taxes accounted for $1.0 million and ad valorem taxes for $0.1 million of the total taxes recorded.

Depletion and Depreciation.  Our depletion and depreciation expense was $5.9 million, or $17.72 per Boe, for the period.

Impairment of Oil and Natural Gas Properties.  We did not record any impairment charges during the period.

General and Administrative Expenses.  Our general and administrative expenses were $1.9 million, or $5.70 per Boe, for the period. The higher per Boe rate than our predecessor is primarily driven by additional expenses related to us being a public company.

Interest Expenses.  Our interest expense is comprised of interest on our credit facility and amortization of debt issuance costs. Interest expense was $0.6 million for the period.

Predecessor Results of Operations

Period from January 1 to November 15, 2011

Our predecessor recorded net income of $35.7 million for the period from January 1 to November 15, 2011.

Sales Revenues.  Revenues from oil, NGLs and natural gas sales for the period from January 1 to November 15, 2011 were $110.0 million. Natural gas sales were $35.9 million, oil sales were $59.6 million and NGL sales were $14.5 million for the period from January 1 to November 15, 2011.

Our predecessor’s production volumes for the period from January 1 to November 15, 2011 included 926 MBbls of oil and NGLs and 8,606 MMcf of natural gas, or 2,903 Bbl/d of oil and NGLs and 26,978 Mcf/d of natural gas. On an equivalent net basis, production for the period from January 1 to November 15, 2011 was 2,360 MBoe, or 7,398 Boe/d.

Our predecessor’s average sales price per Bbl for oil and NGLs, excluding the effect of commodity derivative contracts, for the period from January 1 to November 15, 2011 was $90.72 and $53.90, respectively. Similarly, our predecessor’s average sales price per Mcf of natural gas, excluding the effect of commodity derivative contracts, for the period from January 1 to November 15, 2011 was $4.17.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, our predecessor recorded a net gain from our commodity hedging program for the period from January 1 to November 15, 2011 of $22.1 million. This net gain was comprised of positive settlements and amortization of purchases of $9.4 million and positive fluctuations in fair value of $12.7 million.

Lease Operating Expenses.  Our predecessor’s lease operating expenses were $21.4 million for the period from January 1 to November 15, 2011, or $9.06 per Boe.

Production and Ad Valorem Taxes.  Production and ad valorem taxes were $7.8 million for the period from January 1 to November 15, 2011. On a per Boe basis, production and ad valorem taxes were $3.29 per Boe for the period from January 1 to November 15, 2011.

Depletion and Depreciation Expenses.  Our predecessor’s depletion and depreciation expenses were $37.2 million, or $15.76 per Boe, for the period from January 1 to November 15, 2011.

Impairment of Oil and Natural Gas Properties.  Our predecessor recorded an impairment of $16.8 million in the period from January 1 to November 15, 2011 due to a decline in natural gas prices during the period.

Management Fees.  Our predecessor incurred a management fee paid to Lime Rock Management in addition to the direct general and administrative expenses it incurred. The management fee was determined by a formula based on the predecessor’s limited partners’ invested capital or the equity capital commitment in Fund I. Our predecessor’s management fees were $5.4 million for the period from January 1 to November 15, 2011.

General and Administrative Expenses.  Our predecessor’s general and administrative expenses were $5.1 million for the period from January 1 to November 15, 2011. General and administrative expenses, on a per Boe basis, were $2.18 per Boe for the period from January 1 to November 15, 2011.

Interest Expense.  Our predecessor’s interest expense is comprised of interest on its credit facility and amortization of debt issuance and financing costs. Interest expense for the period from January 1 to November 15, 2011 was $0.9 million.

Effects of Interest Rate Derivatives. Losses on interest rate derivative contracts, net, were $0.1 million for the period from January 1 to November 15, 2011, including $0.5 million in negative settlements and $4.0 million in positive fluctuations in the fair value of derivatives.

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

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our credit facility and term loan and equity offerings under our recently established “at-the-market” offering program (the “ATM Program”), described below. We may issue additional equity and debt as needed.

On February 4, 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”).  We may sell from time to time through MLV, as sales agent, our common units representing limited partner interests having an aggregate offering amount of up to $75,000,000. Sales of common units under the ATM Program, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On February 12, 2014, we entered into an amendment to our term loan to waive this requirement through June 30, 2014. We plan to use the net proceeds from any offering under the ATM Program for general partnership purposes, including repayment of borrowings outstanding under our revolving credit facility.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of March 7, 2014, distributions for the 2014 fiscal year to all of our unitholders at our current quarterly distribution rate would total $12.9 million.

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

As of December 31, 2013, we had borrowing capacity of $50.0 million under our $500 million revolving credit facility ($250 million borrowing base less $200.0 million of outstanding borrowings) and $4.4 million of cash on hand. As of December 31, 2013, we had no available borrowing capacity under our $50 million term loan.

Capital Expenditures

We expect to spend $34 million in total capital expenditures in 2014, of which $20 million represents maintenance capital expenditures on the development of our existing oil and natural gas properties.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2014 though external financing sources, including borrowings under our revolving credit facility and term loan Agreement and the issuance of debt and equity securities.

Maintenance capital expenditures represent our estimate of the amount of capital required on average per year to maintain our production over the long term. The primary purpose of maintenance capital is to maintain our production at a steady level over the long term to maintain our distributions per unit.

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital expenditures is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner that is expected to be accretive to our unitholders. Growth capital expenditures may include projects on our existing asset base. Although we may make acquisitions during 2014, including potential acquisitions of producing properties from Lime Rock Resources, we have not estimated any growth capital expenditures related to potential opportunistic acquisitions because we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions for the year ending December 31, 2014, which cover 86% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations, proceeds from our ATM Program and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to fund our total planned 2014 capital expenditures and annualized cash distributions as described above.

However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures or annualized cash distributions.

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

If we fail to perform our obligations under these and other covenants, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2013, we were in compliance with all covenants contained in the Credit Agreement.

At December 31, 2013, we had $200.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $50.0 million. As of March 7, 2014, we had approximately $205.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $45.0 million. The increased borrowings were primarily driven by our January 2013 Acquisition from Fund I, and working capital borrowings due to the timing of our monthly receipts of cash.

Our borrowing base is expected to be reviewed by our lending group in the second quarter of 2014. As discussed above, our Credit Agreement is reserve-based, and our borrowing base may be reduced due to a decline in proved reserves since the last time our borrowing base was reviewed (November 2013). Our proved reserves as of December 31, 2013 declined primarily due to production, lower estimated future net realizable oil and natural gas liquid prices, higher projected operating costs, and reserve category reclassifications. We do not expect the potential decrease in our borrowing base to impact our operations, capital program, or ability to make quarterly distributions to our unitholders at currently anticipated levels.

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan Agreement requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On February 12, 2014, we entered into an amendment to our Term Loan Agreement to waive this requirement through June 30, 2014.

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

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps, puts and collars in place as of December 31, 2013. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil and natural gas production.

					Natural Gas
	Oil (NYMEX-WTI)		NGL (Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2014	$95.76	1,983	$34.11	504	$5.53	16,649
2015	$93.16	1,539	$34.50	405	$5.72	15,069
2016	$86.02	1,089	$—	—	$4.29	14,887
2017	$85.75	545	$—	—	$4.61	13,824

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of December 31, 2013. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2014	$(0.2121)	6,459	$(0.0835)	3,475	$(0.1290)	5,245	$(0.1220)	919
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

Cash Flows

Cash flows provided (used) by type of activity were as follow for the periods indicated (in thousands):

	Partnership			Predecessor
	Year Ended	Year Ended	November 16	January 1 to
	December 31,	December 31,	to December 31,	November 15,
	2013	2012	2011	2011

Net cash provided by (used in):
Operating activities	$65,541	$77,223	$5,523	$84,027
Investing activities	(35,805)	(40,433)	(755)	(44,891)
Financing activities	(28,786)	(34,836)	(3,255)	(38,000)

Operating Activities.

Partnership.  Net cash provided by operating activities was $65.5 million and $77.2 million for the years ended December 31, 2013 and 2012, respectively, and $5.5 million for the period from November 16 to December 31, 2011. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $17.1 million and $19.4 million at December 31, 2013 and 2012, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $4.4 million and $3.5 million at December 31, 2013 and 2012, respectively.

Predecessor.  Net cash provided by operating activities was $84.0 million for the period from January 1 to November 15, 2011.

Investing Activities.

Partnership.  Net cash used in investing activities was $35.8 million and $40.4 million for the years ended December 31, 2013 and 2012, respectively, and $0.8 million for the period from November 16 to December 31, 2011, which primarily represented additions to our property and equipment balances during the periods.

Predecessor.  Net cash used in investing activities by our predecessor was $44.9 million for the period from January 1 to November 15, 2011.

Financing Activities.

Partnership.  Cash flows used in financing activities of $28.8 million for the year ended December 31, 2013 consisted of net proceeds received from an equity offering of $59.5 million and net borrowings under the Credit Agreement of $22.0 million offset by contributions and distributions to Lime Rock Resources associated with acquisitions of $61.4 million and distributions to unitholders of $48.9 million.

Cash flows used in financing activities of $34.8 million for the year ended December 31, 2012 included distributions paid to our unitholders of $37.3 million, distributions and contributions to Fund I of $69.2 million and deferred financing costs of $0.5 million, offset by net borrowings of $72.2 million.

Cash flows used in financing activities of $3.3 million for the period from November 16 to December 31, 2011 primarily relates to our IPO. We received $188.5 million of net proceeds from our IPO, $155.8 million from borrowings under our revolving credit facility and $0.4 million from our general partner. We distributed $311.2 million to Fund I as consideration for the Partnership Properties and paid $27.3 million of the debt assumed from LRR A and contributed $3.4 million to Fund I. We also paid IPO transaction costs of $4.7 million and deferred financing costs of $1.4 million.

Predecessor.  Net cash used in financing activities by our predecessor was $38.0 million for the period from January 1 to November 15, 2011. In 2011, the cash used in financing activities consisted of distributions of $43.4 million offset by capital contributions of $5.4 million.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2013 is provided in the following table (in thousands).

	Obligations Due in Period
Contractual Obligation	2014	2015	2016	2017	Thereafter	Total
Long-term debt (1)	$—	$—	$200,000	$50,000	$—	$250,000
Interest on long-term debt(2)	9,950	9,950	7,371	313	—	27,584
Total	$9,950	$9,950	$207,371	$50,313	$—	$277,584

(1)         Represents amounts outstanding under our Credit Agreement and Term Loan Agreement as of December 31, 2013. The total balance of our Credit Agreement will mature in July 2016 and the balance on our Term Loan Agreement will mature in January 2017.

(2)         Based upon the weighted average interest rate of approximately 2.97% under the Credit Agreement at December 31, 2013 and an unused commitment fee of 0.50% on $50.0 million and the weighted average interest rate of 7.52% under the Term Loan Agreement.

The table above excludes amounts associated with our oil and natural gas property asset retirement obligations. As of December 31, 2013, $36.3 million of such obligations were recorded as liabilities, $0.5 million of which was reflected as current liabilities. Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations.

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

Below is a discussion of the more significant accounting policies, estimates and judgments. See “Note 2 — Summary of Significant Accounting Policies” of the Notes to the Consolidated/Combined Financial Statements in this report for a discussion of additional accounting policies and estimates made by management.

Transactions Between Entities Under Common Control

Master limited partnerships (“MLPs”) enter into transactions whereby the MLP receives a transfer of certain assets from its sponsor or predecessor for consideration of either cash, units, assumption of debt, or any combination thereof. We account for the net assets received using the carryover book value of Lime Rock Resources as these were considered to be transactions between entities under common control. Our historical financial statements have been revised to include the results attributable to the assets contributed from Lime Rock Resources as if we owned such assets for all periods presented by us. The following financial statement items were impacted:

Oil and Natural Gas Properties Received.  The book value and related activity of oil and natural gas properties received from Lime Rock Resources is determined using the carrying value of the specific assets contributed.

Commodity Derivative Instruments.  Reflects the fair value of the commodity derivative contracts associated with the properties acquired from Lime Rock Resources.

Asset Retirement Obligations Received.  The book value and related activity of asset retirement obligations received from Lime Rock Resources was determined by using the carrying value of the specific liabilities attributable to the assets contributed.

Oil, Natural Gas and NGL Revenues and Expenses.  Oil, natural gas and NGL revenues and expenses related to the properties acquired were based on the actual results of the acquired properties. Historical lease operating statements by individual asset were used as the basis for revenues and direct operating expenses.

Gain (Loss) on Commodity Derivative Contracts, Net.  Reflects the net gain (loss) on commodity derivative contracts associated with the properties acquired assuming the contracts were in place as of the date acquired by Lime Rock Resources.

General and Administrative Expense.  The general and administrative expense attributable to the properties acquired was determined by the ratio of production for the properties acquired to the total respective Lime Rock Resources’ production for the period presented.

Oil, NGL and Natural Gas Reserve Quantities

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc., our independent reserve engineering firms, prepare a fully-engineered reserve and economic evaluation of all our properties on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The estimates of the proved reserves as of December 31, 2013 included in this report are based on reserve reports prepared by Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc.

We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. Our independent engineering firms adhere to the same guidelines when preparing their reserve reports. The accuracy of our reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions, and the judgments of the individuals preparing the estimates.

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

Impairment of Oil and Natural Gas Properties

For the year ended December 31, 2013, we recorded a non-cash impairment charge of $63.7 million on our proved oil and natural gas properties in the Permian Basin and Gulf Coast regions. We recorded a non-cash impairment charge of $3.1 million related to our proved oil and natural gas properties during the year ended December 31, 2012. For the period from January 1 to November 15, 2011, our predecessor recorded a non-cash impairment charge of $16.8 million. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair-value measurement. The charges are included in impairment of oil and natural gas properties in our condensed/combined statements of operations. We recorded no impairment charge of proved oil and natural gas properties for the period from November 16 to December 31, 2011. If future oil and natural gas prices or reserves decline during 2014, the estimated undiscounted cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our recently acquired properties and a non-cash impairment charge may be required to be recognized in future periods. As of March 7, 2014, the NYMEX-WTI oil spot price was $102.58 per Bbl and the NYMEX-Henry Hub natural gas spot price was $4.77 per MMBtu.

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

We recognize all of our derivative contracts as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative contract depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative contracts that are designated and qualify as hedging instruments, we designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative contracts not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. None of our derivatives were designated as a hedging instrument during 2013, 2012 or 2011.

Recently Issued Accounting Pronouncements

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2013, 2012 and 2011. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of oilfield services and equipment, as increasing oil and natural gas prices increase drilling activity in our areas of operations.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Supplemental Disclosures Regarding LRR Energy, L.P. Prior to IPO

The following table provides selected results for the properties conveyed to us in connection with our IPO, the June 2012 Acquisition, the January 2013 Acquisition and the April 2013 Acquisition. The following information is for informational purposes only and should not be considered indicative of future results.

Period from
January 1 to
November 15,
2011

Production:
Oil (MBbls)	606
Natural gas (MMcf)	8,452
NGLs (MBbls)	257
Total (MBoe)	2,272
Average net production (Boe/d)	7,122

Revenues (in thousands):
Oil	$54,176
Natural gas	35,315
NGLs	13,885

Lease operating expenses (in thousands)	$19,473

Production and ad valorem taxes (in thousands)	$7,229

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

The following table summarizes our open commodity derivative contracts as of December 31, 2013:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	NYMEX	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

As of December 31, 2013, the fair market value of our commodity derivative positions was a net asset of $24.1 million.

Interest Rate Risk

At December 31, 2013, we had $250.0 million of debt outstanding under our Credit Agreement and Term Loan, with an average effective interest rate of 3.88%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $1.0 million per year.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated/Combined Financial Statements are included in this Annual Report on Form 10-K beginning on page F-2.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” included in this Annual Report on Form 10-K beginning on page F-1.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our general partner is not elected by our unitholders and is not subject to re-election on an annual or other continuing basis. Unitholders are not entitled to elect the directors of our general partner, who are all appointed by Lime Rock Management, or to participate directly or indirectly in our management or operations. Our general partner owes a fiduciary duty to our unitholders. However, our partnership agreement contains provisions that reduce the fiduciary duties that our general partner owes to our unitholders.

Board Leadership Structure and Role in Risk Oversight

Leadership of our general partner’s board of directors is vested in a Chairman of the board. Mr. Eric Mullins serves as the Chairman of the board and Co-Chief Executive Officer of our general partner. Our general partner’s board of directors has determined that the combined roles of Chairman and Co-Chief Executive Officer allow the board to take advantage of the leadership skills of Mr. Mullins and is appropriate because Mr. Mullins works closely with our management team on a daily basis and is in the most knowledgeable position to determine the timing for board meetings and propose agendas for meetings. However, any director can establish agenda items for a board meeting. Our general partner’s board of directors has also determined that having each of the Co-Chief Executive Officers serve as directors enhances understanding and communication between management and the board of directors, allows for better comprehension and evaluation of our operations and ultimately improves the ability of the board of directors to perform its oversight role.

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

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of our general partner.

Name	Age	Position with our General Partner
Eric Mullins	51	Co-Chief Executive Officer and Chairman
Charles W. Adcock	60	Co-Chief Executive Officer and Director
Christopher A. Butta	53	Vice President and Chief Engineer
Jaime R. Casas	44	Vice President, Chief Financial Officer and Secretary
C. Timothy Miller	54	Vice President and Chief Operating Officer
John A. Bailey (1)	43	Director
Jonathan Carroll (2)	52	Director
Jonathan C. Farber	45	Director
Robert T. O’Connell (3)	75	Director
Townes G. Pressler, Jr.	50	Director
Milton Carroll (4)	63	Former Director

(1)                                                         Chairman of the conflicts committee and member of the audit committee.

(2)                                                         Appointed as a director effective January 31, 2014. Member of the conflicts and audit committees.

(3)                                                         Chairman of the audit committee and member of the conflicts committee.

(4)                                                         Resigned as a director effective January 31, 2014.

Directors are elected by Lime Rock Management. Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been appointed and qualified. Officers serve at the discretion of the board of directors. All of our executive officers, other than our Chief Financial Officer who is devoted full-time to our business, also serve as executive officers of Lime Rock Resources, an affiliate of our general partner. There are no familial relationships among any of our general partner’s directors or executive officers. In evaluating director candidates, Lime Rock Management will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of the committees of the board to fulfill their duties. While Lime Rock Management may consider diversity among other factors when considering director nominees, it did not apply any specific policy with regard to selecting and appointing directors to the board of directors. However, when appointing new directors, Lime Rock Management will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, and the diversity of these attributes for the board of directors as a whole.

On January 31, 2014, Milton Carroll resigned from our general partner’s board of directors and from his positions on the audit committee and conflicts committee of the board of directors. Milton Carroll’s decision to resign as a director was not the result of any disagreement with us or any of our affiliates on any matter relating to the Partnership’s operations, policies or practices. On the same day, Jonathan Carroll, who has no relation to Milton Carroll, was appointed to our general partner’s board of directors and to the audit committee and conflicts committee of the board.

Eric Mullins — Co-Chief Executive Officer and Chairman.  Eric Mullins was appointed Co-Chief Executive Officer and the Chairman of the board of directors of our general partner in May 2011. Mr. Mullins also serves as a Managing Director and Co-Chief Executive Officer of Lime Rock Resources, which positions he has held since April 2005 and October 2008, respectively. Prior to joining Lime Rock Resources, Mr. Mullins worked in the Investment Banking Division of The Goldman Sachs Group, Inc. from August 1990 to April 2005, serving as a Vice President from 1994 to 1999 and as a Managing Director from 1999 to April 2005. Mr. Mullins spent almost all of those 15 years at Goldman Sachs in the Energy & Power Group, where he led numerous financing, structuring, and strategic advisory transactions. Mr. Mullins also serves on the Board of Trustees of the YMCA Retirement Fund. Mr. Mullins has served as a director of Anadarko Petroleum Corporation since May 2012, where he is chairman of the audit committee. Mr. Mullins is a graduate of Stanford University, with a Bachelor of Arts degree, and the Wharton School of the University of Pennsylvania, with a Master of Business Administration. We believe that Mr. Mullins’ extensive experience in the investment banking industry related to energy transactions, as well as his relationships with Lime Rock Management and its affiliated funds, particularly his service as the Co-Chief Executive Officer of Lime Rock Resources, bring important experience and skill to the board of directors.

Charles W. Adcock — Co-Chief Executive Officer and Director.  Charles W. Adcock was appointed Co-Chief Executive Officer and a member of the board of directors of our general partner in May 2011. Mr. Adcock also serves as a Managing Director and Co-Chief Executive Officer of Lime Rock Resources, which positions he has held since May 2005 and October 2008, respectively. From 1993 to 2004, Mr. Adcock worked in various positions at The Houston Exploration Company, a publicly traded independent North American oil and natural gas producer, serving as its Senior Vice President from 2001 through December 2004, at which time he retired, and the head of its Acquisitions group from 1993 to 2000. Prior to joining Houston Exploration, Mr. Adcock held various engineering and managerial positions with NERCO Oil & Gas, Union Texas Petroleum, Apache Corporation, American Natural Resources and Aminoil USA. Mr. Adcock is a graduate of Texas A&M University, with a Bachelor of Science degree in Civil Engineering, and the University of St. Thomas, with a Master of Business Administration. We believe that Mr. Adcock’s experience at independent exploration and production companies in the energy industry, as well as his relationships with Lime Rock Management and its affiliated funds, particularly his service as the Co-Chief Executive Officer of Lime Rock Resources, bring important experience and skill to the board of directors.

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

Jonathan P. Carroll — Director. Jonathan Carroll was appointed as a member of the board of directors of our general partner in January 2014. Mr. Carroll has served as President of Lazarus Energy Holdings, LLC, which focuses on investments in energy companies and energy related assets, since 2006. In addition, since February 2012, he has served as President and Chief Executive Officer of Blue Dolphin Energy Company, a publicly traded, independent oil and gas company controlled by Lazarus Energy Holdings that is engaged in downstream and midstream operations. Mr. Carroll served as President of ENSERCH Energy Services, Inc. following the acquisition of Direct Gas Supply Corp. by ENSERCH Corp. in 1995. From 1991 to 1995, he served as Chief Executive Officer and President of Direct Gas Supply Corp., a natural gas marketing company. Mr. Carroll began his career at First Interstate Bank of California and later served as Vice President at Manufacturers Hanover Bank, where he concentrated on trading operations in municipal finance and bond arbitrage. Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of its private and public closed-end and mutual funds. Mr. Carroll earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University. We believe Mr. Carroll’s experience in the oil and natural gas industry and his service on other audit committees provide the board of directors with valuable industry knowledge and corporate governance experience.

Jonathan C. Farber — Director.  Jonathan C. Farber was appointed as a member of the board of directors of our general partner in May 2011. Mr. Farber serves as a Managing Director of Lime Rock Partners, a private equity firm he co-founded in 1998 to focus on investments of growth capital in energy companies worldwide. Mr. Farber is also Manager of the general partner of Lime Rock Management and the upper tier general partner of Funds II and III, and Managing Member of the upper tier general partner of Fund I. Mr. Farber began his career in 1990 in the Investment Research Department of Goldman Sachs, rising from a securities analyst to Vice President in the Investment Banking Division, where he was involved in private equity and large merger and acquisition transactions. Mr. Farber currently serves on the board of directors of Augustus Energy Partners II, CrownRock, Laricina Energy, PDC Mountaineer and Vantage Energy. He previously served on the board of directors of Arena Exploration, RMP Energy, Coronado Resources, Deer Creek Energy, LMP Exploration Holdings, Torex Resources, Slate River Resources, U.S. Exploration Holdings, Black Shire Energy, and Venture Production. Mr. Farber is a graduate of the School of Foreign Service of Georgetown University, with a Bachelor of Science in Foreign Service degree. We believe that Mr. Farber’s extensive financial, investment banking and private equity experience, as well as his experience on the boards of directors of public and numerous private energy companies, bring substantial leadership skill and experience to the board of directors.

Robert T. O’Connell — Director.  Robert T. O’Connell was appointed as a member of the board of directors of our general partner in November 2011. Mr. O’Connell served as a director of CenterPoint Energy, Inc., an energy delivery company listed on the NYSE, from 2004 until April 2011 when he retired, and also served, at various times during his tenure, as Chairman of the finance committee and on the audit committee of CenterPoint Energy. Mr. O’Connell also served as a director of GulfMark Offshore, Inc., an NYSE-listed provider of marine services to offshore exploration and production companies from 2006 to June 2011 when he retired, and also served on the audit committee of GulfMark during his tenure. From 1997 to 2003, Mr. O’Connell served as a director of RWD Technologies, Inc., a professional services company, and as its Chief Financial Officer from August 2000 to July 2001, and Senior Vice President of strategic business planning from August 1997 to July 2001. Mr. O’Connell served as Senior Vice President and Chief Staff Officer of EMC Corporation, a provider of intelligent enterprise storage and retrieval technology listed on the NYSE, from 1995 to 1997. Between 1965 and 1994, Mr. O’Connell held various positions at General Motors Corporation, a NYSE-listed global automotive company, including Chief Financial Officer of General Motors Corporation from 1988 to 1992 and Chairman and Chief Executive Officer of General Motors Acceptance Corporation from 1992 to 1994. Beginning in 2003, he served two terms as a Governor-appointed member of the Boston Finance Commission which oversees the City of Boston. Mr. O’Connell earned a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from Harvard Business School. We believe that Mr. O’Connell’s financial and executive management expertise, including his experience as the Chief Financial Officer of a major public corporation, and his prior board service bring substantial leadership skill and financial expertise to the board of directors.

Townes G. Pressler, Jr. — Director.  Townes G. Pressler, Jr. was appointed as a member of the board of directors of our general partner in May 2011. Mr. Pressler joined the Lime Rock Partners team in 2007 as a Managing Director. Prior to joining Lime Rock Partners, he had over 20 years of experience as an energy entrepreneur and as a strategic advisor to energy companies. From 2004 to 2007, Mr. Pressler served as Principal of Peregrine Oil & Gas LP, a private equity-backed independent oil and natural gas producer he co-founded, focused in the Gulf of Mexico. From 2002 to 2004, Mr. Pressler ran the Houston office of international energy investment bank, Harrison Lovegrove & Co. Prior to that, he served in various capacities at Donaldson, Lufkin & Jenrette, later becoming Managing Director of the Global Energy Group of Credit Suisse after Credit Suisse’s acquisition of DLJ. Mr. Pressler currently serves on the board of directors of Braden Exploration Holdings II, Capstone Natural Resources, Chinook Energy Inc. and Vantage Energy. He previously served on the board of directors of Braden Exploration, Lafayette Workboat Holdings, PDC Mountaineer, Black Shire Energy  and TAW Energy Services. Mr. Pressler is a graduate of Washington & Lee University, with a Bachelor of Arts degree, and The University of Texas at Austin, with a Master of Business Administration. We believe that Mr. Pressler’s considerable financial and energy investment banking experience, as well as his experience on the boards of directors of numerous private energy companies, bring important and valuable skills to the board of directors.

Non-Management Executive Sessions and Unitholder Communication

NYSE listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. On a regular basis, all of our non-management directors meet in an executive session. At least annually, our independent directors meet in executive session without management participation or participation by non-independent directors. Mr. Bailey presides at the executive sessions of the non-management directors and independent directors.

Interested parties can communicate directly with non-management directors by mail in care of LRR Energy, L.P., Heritage Plaza, 1111 Bagby Street, Suite 4600, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Committees of the Board of Directors and Independence Determination

Our board of directors has established an audit committee and a conflicts committee. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of which are required to meet the independence and experience standards established by the NYSE and SEC rules. Our general partner’s board of directors has affirmatively determined Messrs. Bailey, Carroll, and O’Connell satisfy the NYSE and SEC requirements for independence.

Audit Committee

The audit committee currently consists of Messrs. O’Connell (Chairman), Bailey and J. Carroll, all of whom meet the independence and expertise standards established by the NYSE and the Exchange Act. Milton Carroll served on the audit committee through his resignation on January 31, 2014. Our general partner’s board of directors has determined that Mr. O’Connell is an “audit committee financial expert” as defined under SEC rules. In addition to his service on our audit committee, Mr. Carroll currently serves on the audit committees of three publicly traded funds within the Salient Group of Funds. Our general partner’s board of directors has discussed with Mr. Carroll the time and effort required to be devoted to his service on these committees and has affirmatively determined that such services do not impair Mr. Carroll’s ability to serve effectively as a member of our audit committee. The audit committee held four meetings in 2013.

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

Conflicts Committee

The conflicts committee currently consists of Messrs. Bailey (Chairman), Carroll and O’Connell, all of whom meet the independence standards established by the NYSE. Milton Carroll served as the Chairman of the Conflicts Committee until his resignation on January 31, 2014. The conflicts committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with affiliates of our general partner, including Lime Rock Resources and Lime Rock Partners) and that the board determines to submit to the conflicts committee for review. Our general partner may, but is not required to, seek approval from the conflicts committee of a resolution of a conflict of interest with our general partner or affiliates. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and  not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee held three meetings in 2013.

Meetings and Other Information

The board of directors held 10 meetings in 2013.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of LRE GP, LLC, we believe that during the year ended December 31, 2013 the officers and directors of LRE GP, LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

The board of directors of our general partner has reviewed and discussed with management the CD&A set forth below. Based on this review and discussion, the board of directors determined that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Submitted by:      Eric Mullins

Charles W. Adcock

John A. Bailey

Jonathan P. Carroll

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

Lime Rock Management, as the employer of our executive officers, has responsibility and authority for non-equity based compensation related decisions for our Co-Chief Executive Officers and, upon consultation and recommendations by our Co-Chief Executive Officers, for the other executive officers of our general partner. Equity grants pursuant to our long-term incentive plan are determined and approved by the board of directors of our general partner. All compensation decisions for employees of Lime Rock Management, including those for the individuals who are executive officers of our general partner, are made at the discretion of Mr. Jonathan Farber and Mr. John Reynolds, who control Lime Rock Management. Mr. Farber serves as a director of our general partner. Lime Rock Management compensates its executive officers with base salary and cash bonuses. Messrs. Farber and Reynolds determined the overall compensation philosophy and set the final compensation of the executive officers of Lime Rock Management without the assistance of a compensation consultant. None of our executive officers have employment agreements with us, Lime Rock Management or any of its affiliates.

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

Benchmarking

As discussed above, one of the objectives of our compensation program is to provide our executive officers total compensation competitive with that of other executive officers employed by exploration and production companies and publicly traded partnerships of similar size. Accordingly, our Co-Chief Executive Officers reviewed our peer group’s Form 10-K and proxy statement filings to determine the compensation paid to the executive officers of our peer group. This peer group was comprised of the following exploration and production companies and publicly traded partnerships: Abraxas Petroleum Corporation, Atlas Energy, L.P., Breitburn Energy Partners, L.P., Callon Petroleum Company, EV Energy Partners L.P., Legacy Reserves LP, Linn Energy, LLC, Mid-Con Energy Partners, LP, PetroQuest Energy, Inc., Resolute Energy Corporation, Rex Energy Corporation, QR Energy, LP, Quicksilver Resources, Inc. and Vanguard Natural Resources, LLC. Our Co-Chief Executive Officers used this analysis to make recommendations to Lime Rock Management regarding the compensation to be paid by Lime Rock Management to our executive officers. However, our Co-Chief Executive Officers and Lime Rock Management did not specifically benchmark the base salary, cash bonus or long-term equity-based compensation to any formulaic percentage of, or numerical average of, the compensation levels at these other companies.

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

Long-Term Equity-Based Compensation

In connection with our initial public offering, the board of directors adopted the LRE GP, LLC Long-Term Incentive Plan, or LTIP, for employees, officers, consultants and directors of our general partner and its affiliates, including Lime Rock Management, who perform services for us. All Lime Rock Management employees, including each of our named executive officers, are eligible to participate in the LTIP. The purpose of awards under the LTIP is to provide additional incentive compensation, at the discretion of the board, to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. The LTIP provides for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. As of December 31, 2013, there were 1,297,666 common units that remain available for issuance under the LTIP.

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

As further described below, the board of directors of our general partner granted Mr. Casas restricted units under the LTIP in 2013, 2012 and 2011. These restricted units vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the date of grant), provided that he has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the date of grant through each applicable vesting date.

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

Benefits

Lime Rock Management does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Through Insperity PEO Services, L.P., Lime Rock Management and ServCo. provide a basic benefits package to all of their employees that includes health, dental, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the services agreement, including our named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2013, Lime Rock Management provided a dollar-for-dollar matching contribution under the 401(k) plan on the first 5% of eligible compensation contributed to the plan, up to $10,000.

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

Summary Compensation Table

The following table sets forth the components of and total compensation paid, accrued or otherwise expensed by us with respect to the compensation of our named executive officers for the fiscal year ended December 31, 2013.

Name	Year	Salary(1)		Bonus(2)		Stock Awards(3) (4)		All Other Compensation(5)		Total Compensation
Eric Mullins	2013	$77,190		$—		$—		$7,176		$84,366
Chairman and Co-Chief Executive Officer	2012	$116,121		$—		$—		$11,558		$127,679
	2011	$29,712		$—		$—		$1,879		$31,591

Charles W. Adcock	2013	$82,758		$—		$—		$6,480		$89,238
Co-Chief Executive Officer and Director	2012	$129,103		$—		$—		$12,356		$141,459
	2011	$21,775		$—		$—		$1,305		$23,080

Jaime R. Casas	2013	$242,000		$250,000		$855,001		$56,893		$1,403,894
Vice President, Chief Financial Officer and Secretary	2012	$230,000		$235,000		$175,476		$54,665		$695,141
	2011	$28,125		$225,000		$750,006		$14,358		$1,017,489

Christopher A. Butta	2013	$65,184		$45,651		$—		$14,108		$124,943
Vice President and Chief Engineer	2012	$58,588		$38,561		$—		$12,391		$109,540
	2011		(6)		(6)		(6)		(6)		(6)

C. Timothy Miller	2013	$64,207		$69,219		$—		$9,925		$143,351
Vice President and Chief Engineer	2012	$78,877		$71,369		$—		$12,207		$162,453
	2011		(6)		(6)		(6)		(6)		(6)

(1)                                 Reflects the portion of the base salaries paid by Lime Rock Management to each of our named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the years ended December 31, 2013 and 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011. The 2011 salary shown for Mr. Casas reflects his annual salary of $225,000 prorated for the period from November 16 to December 31, 2011. Because Mr. Casas is devoted full-time to our business, our general partner reimburses Lime Rock Management for the full amount of Mr. Casas’ annual salary, and we reimburse our general partner for such amount.

(2)                                 Reflects the portion of the cash bonuses paid by Lime Rock Management to each of our named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the years ended December 31, 2013 and 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011. For Mr. Casas, reflects the cash bonus paid by Lime Rock Management to Mr. Casas that is reimbursable by our general partner under the services agreement. Because Mr. Casas is devoted full-time to our business, our general partner reimburses Lime Rock Management for the full amount of the cash bonus paid by Lime Rock Management to Mr. Casas, and we reimburse our general partner for such amount.

(3)                                 Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 “Equity-Based Compensation” of the Notes to the Consolidated/Combined Financial Statements in this report for additional detail regarding assumptions underlying the value of these equity awards.

(4)                                 Mr. Casas received 31,309 restricted units, 20,760 restricted units, 8,400 restricted units and 39,474 restricted units under the LTIP in December 2013, March 2013, March 2012 and November 2011, respectively. Each of these restricted unit grants vests in equal one-third increments over a 36-month period, provided that Mr. Casas has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the applicable date of grant through each applicable vesting date.

(5)                                 Insperity PEO provides us with full human resources services in exchange for a fee. Our benefits and these fees are charged back to us through Lime Rock Management. These costs reflect the benefits, matching 401(k) contributions, and taxes paid by our general partner under the services agreement for the years ended December 31, 2013 and 2012 and the period beginning on November 16, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011.

(6)                                 Messrs. Butta and Miller served as executive officers of our general partner as of December 31, 2011; however, they received total allocated compensation of less than $100,000 for the fiscal year ended December 31, 2011. Accordingly, we have not provided information about the compensation paid to these executive officers in this table for that period.

Grants of Plan-Based Awards for Fiscal Year 2013

The following table sets forth certain information with respect to grants of restricted units to our named executive officers in fiscal year 2013.

Name	Grant Date (1)	All Other Unit Awards: Number of Shares of Unit or Units (1)	Grant Date Fair Value of Unit and Option Awards (2)
Eric Mullins	—	—	$—
Charles W. Adcock	—	—	$—
Jaime R. Casas	March 5, 2013	20,760	$354,996
	December 16, 2013	31,309	$500,005
Christopher A. Butta	—	—	$—
C. Timothy Miller	—	—	$—

(1)                                 Reflects the grants of restricted units under the LTIP made to Mr. Casas during 2013. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP.

Outstanding Equity Awards at December 31, 2013

The following table reflects outstanding equity awards as of December 31, 2013 for each of our named executive officers.

Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (2)
Eric Mullins	—		$—
Charles W. Adcock	—		$—
Jaime R. Casas	70,827	(1)	$1,206,184
Christopher A. Butta	—		$—
C. Timothy Miller	—		$—

(1)                                       13,158 of the restricted units will vest on each of November 16, 2014; 2,800 of the restricted units will vest on each of March 20, 2014 and 2015; 6,920 of the restricted units will vest on each of March 5, 2014, 2015 and 2016; and 10,436 of the restricted units will vest on each of December 16, 2014, 2015 and 2016, in each case subject to continued service through the applicable vesting date.

(2)                                      Amount derived by multiplying the total number of restricted common units outstanding by the closing price of our common units on December 31, 2013, which was $17.03 per common unit.

Option Exercises and Units Vested

The following table reflects certain information with respect to restricted units vested during the year ended December 31, 2013 for each of our named executive officers.

Name	Number of Units Acquired on Vesting		Value Realized on Vesting (2)
Eric Mullins	—		$—
Charles W. Adcock	—		$—
Jaime R. Casas	15,958	(1)	$264,609
Christopher A. Butta	—		$—
C. Timothy Miller	—		$—

(1)                                       13,158 of the restricted units vested on November 16, 2013 and 2,800 of the restricted units vested on March 20, 2013.

(2)                                       Amount derived by multiplying the total number of restricted common units outstanding by the closing price of our common units on the date of vesting.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a termination of employment as a result of his death or disability or upon a change of control, as applicable, assuming that such event occurred on December 31, 2013 and using our closing stock price on that date of $17.03. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until an actual termination or change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Termination of Employment by Reason of Death or Disability (1)	Occurrence of a Change of Control (1)
Eric Mullins	$—	$—
Charles W. Adcock	$—	$—
Jaime R. Casas	$1,206,184	$1,206,184
Christopher A. Butta	$—	$—
C. Timothy Miller	$—	$—

(1)               The value of the accelerated vesting of the restricted units granted to Mr. Casas is based upon the closing price of our common units on December 31, 2013, $17.03, multiplied by the number of restricted units that would vest upon the occurrence of the event indicated.

Compensation of Directors

Officers and employees of our general partner and its affiliates, including Lime Rock Management, who also serve as directors do not receive additional compensation for their service as a director of our general partner. The following table sets forth a summary of the compensation earned by each of the non-employee directors of our general partner in 2013.

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
John A. Bailey	$69,000	$100,004	$169,004
Milton Carroll	$71,500	$100,004	$171,504
Robert T. O’Connell	$74,000	$100,004	$174,004

(1)                                 Includes annual retainer fee and board meeting fees.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit awards granted to the non-employee directors under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated/combined financial statements for the year ended December 31, 2013 for additional detail regarding assumptions underlying the value of these equity awards.

For the year ended December 31, 2013, the non-employee directors of our general partner listed in the preceding table were compensated as follows:

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

•                  Each non-employee director received a grant of 5,893 restricted units. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

For 2014, the cash compensation of our non-employee directors of our general partner will be as follows: (i) a $50,000 annual retainer; (ii) meeting fees of $2,500 for each day that there is a board meeting and the director attends the meeting in person; and (iii) meeting fees of $1,500 for each day that there is a telephonic board meeting at which a vote is taken and in which the director participates. Additionally, the chairmen our Audit and Conflicts Committees will receive an annual $5,000 and $2,500 cash retainer, respectively.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2013. As previously noted, we do not have a separate compensation committee. As described in the CD&A above, decisions regarding the compensation of our general partner’s Co-Chief Executive Officers are made by Lime Rock Management and decisions regarding the compensation of our other named executive officers are made by Lime Rock Management, after Lime Rock Management consults and considers recommendations by our Co-Chief Executive Officers, both of whom are members of the board of directors of our general partner.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common and subordinated units as of March 7, 2014 for:

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

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 7, 2014. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of common units beneficially owned is based on 19,667,295 common units outstanding as of March 7, 2014, the percentage of subordinated units beneficially owned is based on 6,720,000 subordinated units outstanding as of March 7, 2014 and the percentage of total common and subordinated units beneficially owned is based on 26,387,295 common and subordinated units outstanding as of March 7, 2014.

Name of Beneficial Owner(1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Fund I(3)	1,849,600	9.4%	6,720,000	100.0%	32.5%
Jonathan C. Farber(3) (4)	1,867,954	9.5%	6,720,000	100.0%	32.5%
John A. Bailey(5)	15,449	*	—	—	*
Jonathan P. Carroll(6)	3,012	*	—	—	*
Robert T. O’Connell(5)	22,849	*	—	—	*
Townes G. Pressler, Jr.	3,000	*	—	—	*
Charles W. Adcock	15,000	*	—	—	*
Eric Mullins	63,450	*	—	—	*
Jaime R. Casas(7)	99,943	*	—	—	*
C. Timothy Miller	4,500	*	—	—	*
Christopher A. Butta	1,400	*	—	—	*
All executive officers, and directors as a group (ten persons)	2,096,557	10.7%	6,720,000	100.0%	33.4%

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

(3)         Fund I consists of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”), which are controlled indirectly by Jonathan C. Farber, one of our general partner’s directors, and John T. Reynolds. Messrs. Farber and Reynolds are Managing Members of LRR GP, LLC (“LRR”), which is the general partner of Lime Rock Resources GP, L.P. (“Lime Rock GP”). Lime Rock GP is the general partner of LRR A, LRR B and LRR C. Each of Messrs. Farber and Reynolds, LRR and Lime Rock GP may be deemed to share voting and dispositive power over the securities held by Fund I; thus, each may also be deemed to be the beneficial owner of the securities held by Fund I. Each of Messrs. Farber and Reynolds, LRR and Lime Rock GP disclaims beneficial ownership of the reported securities held by Fund I in excess of such entity’s or person’s respective pecuniary interest in the securities. LRR A, LRR B and LRR C hold the following limited partner interests in us:

•                  LRR A owns 264,297 common units and 960,247 subordinated units;

•                  LRR B owns 87,627 common units and 318,368 subordinated units; and

•                  LRR C owns 1,497,676 common units and 5,441,385 subordinated units.

(4)         Includes 18,354 common units held by Mr. Farber directly.

(5)         Includes 12,849 restricted units (2,651 of which have fully vested) granted to our two of our general partner’s non-employee directors.

(6)         Includes 3,012 restricted units granted to Mr. Carroll in connection with his appointment to the board of directors.

(7)         Includes 99,943 restricted units (29,116 of which have fully vested) granted to Mr. Casas pursuant to our long-term incentive plan.

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

(4)         The address for Fund I and Fund II is Heritage Plaza, 1111 Bagby Street, Suite 4600, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes information about our equity compensation plans as of December 31, 2013:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	165,262	n/a	1,297,666

(1)                                 Adopted by the board of directors of our general partner in connection with our initial public offering.

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Fund I owns 1,849,600 common units and 6,720,000 subordinated units representing an aggregate 32.6% limited partner interest in us, and Lime Rock Resources, through Fund I’s and Fund II’s interest in our general partner, is entitled to receive 100% of the distributions we make with respect to our incentive distribution rights through November 16, 2017. In addition, our general partner owns an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights. Furthermore, the non-independent directors and executive officers of our general partner, other than our general partner’s Chief Financial Officer, serve in similar capacities with, and own economic interests, investments and other economic incentives in, Lime Rock Management, Lime Rock Resources and their affiliates.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders pro rata, including Fund I as the holder of approximately 32.6% of our limited partner interests, and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 23.1% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

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

Purchase and Sale Agreements

On November 29, 2012, we entered into a purchase and sale agreement with Fund I and OLLC, pursuant to which Fund I agreed to sell certain oil and natural gas properties located in the Mid-Continent region in Oklahoma to us. On January 3, 2013, we completed this acquisition for a purchase price of $21.0 million in cash. In addition, we acquired in the money commodity hedge contracts valued at approximately $1.7 million as of the closing of the transaction. The transaction was effective October 1, 2012. In June 2013, we paid $0.4 million in cash to Fund I related to post-closing adjustments to the purchase price.

On March 18, 2013, we entered into a purchase and sale agreement with Fund II and OLLC, pursuant to which Fund II agreed to sell certain oil and natural gas properties located in the Mid-Continent region in Oklahoma and crude oil hedges to us. On April 1, 2013, we completed this acquisition for a purchase price of $38.2 million in cash. As part of the transaction, we acquired in the money crude oil hedges valued at approximately $0.4 million as of the closing of the transaction. The transaction was effective April 1, 2013.

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

After reviewing relative accounting guidance, our management previously determined that properties acquired from Fund I and Fund II were considered to be under common control. SEC disclosure rules require that for acquisitions of properties under common control, prior period financial and operating information must be recast to include the operations of the properties acquired and the acquisition should be recorded on the buyer’s financial statements at historical cost.  Since inception, we have closed three acquisitions deemed to be under common control. In the fourth quarter of 2013, Fund II obtained the votes necessary from its limited partners to change removal rights of its general partner by limited partners under its limited partnership agreements. This change in voting requirements overcame the presumption of common control from a disclosure standpoint, and future acquisitions from Fund II will not be considered acquisitions of properties under common control from an accounting standpoint.  Terms of any future transactions with Fund II will be approved by the conflicts committee of the board of directors of our general partner as noted above.

Services Agreement

On November 16, 2011, we entered into a services agreement with Lime Rock Management, ServCo, the General Partner and OLLC, pursuant to which Lime Rock Management and ServCo provides certain management, administrative and operating services and personnel to our general partner and us to manage and operate our business. Under the services agreement, our general partner reimburses Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses they incur in their performance under the Services Agreement, and we reimburse our general partner for such payments it makes to Lime Rock Management and ServCo. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Lime Rock Management and ServCo to us. Lime Rock Management and ServCo have discretion to determine in good faith the proper allocation of costs and expenses to our general partner for their services. Lime Rock Management and ServCo will not be liable to us for their performance of, or failure to perform, services under the services agreement unless their acts or omissions constitute gross negligence or willful misconduct. During the year ended December 31, 2013, we reimbursed Lime Rock Management in the amount of $1.8 million either directly or indirectly for the expenses it incurred on our behalf pursuant to the services agreement.

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

Long-Term Incentive Plan

On November 10, 2011, our general partner adopted the LRE GP, LLC Long-Term Incentive Plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. The 2011 LTIP is administered by our general partner’s board of directors or a committee thereof. During the year ended December 31, 2013, we granted 133,592 restricted unit awards totaling $2.2 million under the 2011 LTIP. We have 165,262 unvested restricted unit awards outstanding as of December 31, 2013.

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

We expect that Lime Rock Resources and its affiliates will consider a number of the same factors considered by the board of directors of our general partner to determine the proposed purchase price of any assets it may offer to us in future periods. In addition to these factors, given that Lime Rock Resources, through Fund I, is our largest unitholder and through Fund I’s and Fund II’s interest in our general partner, is entitled to 100% of the distributions with respect to the incentive distribution rights, Lime Rock Resources may consider the potential positive impact on its underlying investment in us by offering properties to us at attractive purchase prices. Likewise, Lime Rock Resources may consider the potential negative impact on its underlying investment in us if we are unable to acquire additional assets on favorable terms, including the negotiated purchase price.

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

Distributions of Available Cash to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders and general partner pro rata, including our general partner and our affiliates. As of March 7, 2014, our general partner and its affiliates held 19,667,295 common units, 6,720,000 subordinated units and 22,400 general partner units. During the year ended December 31, 2013, we distributed less than $0.1 million to our general partner with respect to its general partner units, $30.7 million to our public common unitholders with respect to their common units, $5.1 million to Fund I with respect to its common units and $13.0 million to Fund I with respect to its subordinated units.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee of LRE GP, LLC selected PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2013 and 2012.

Fees paid for audit and non-audit services to PwC are as follows (in thousands):

	2013	2012
Audit fees	$763	$618
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees paid to PwC	$763	$618

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

2.1

Purchase and Sale Agreement dated March 18, 2013 between Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (collectively, “Seller”) and LRR Energy, L.P. and LRE Operating, LLC (collectively, “Purchaser”) (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 5, 2013).

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

10.15

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

21.1*	List of Subsidiaries of LRR Energy, L.P.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Miller and Lents, Ltd.

23.3*	Consent of Netherland, Sewell and Associates, Inc.

31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Miller and Lents, Ltd. (incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 4, 2014).

99.2	Report of Netherland, Sewell and Associates, Inc. (incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 4, 2014).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Submitted electronically herewith

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2014.

LRR ENERGY, L.P.

By:	LRE GP, LLC,
its general partner

By:	/s/ ERIC MULLINS
	Name:	Eric Mullins
	Title:	Co-Chief Executive Officer and
Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC MULLINS	Co-Chief Executive Officer and Chairman	March 12, 2014
Eric Mullins	(Principal Executive Officer)

/s/ CHARLES W. ADCOCK	Co-Chief Executive Officer and Director	March 12, 2014
Charles W. Adcock	(Principal Executive Officer)

/s/ JAIME R. CASAS	Vice President, Chief Financial Officer and Secretary	March 12, 2014
Jaime R. Casas	(Principal Financial Officer)

/s/ DAWN K. SMAJSTRLA	Vice President, Controller and Chief Accounting Officer	March 12, 2014
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ JONATHAN C. FARBER	Director	March 12, 2014
Jonathan C. Farber

/s/ TOWNES G. PRESSLER, JR.	Director	March 12, 2014
Townes G. Pressler, Jr.

/s/ JOHN A. BAILEY	Director	March 12, 2014
John A. Bailey

/s/ JONATHAN CARROLL	Director	March 12, 2014
Jonathan Carroll

/s/ ROBERT T. O’CONNELL	Director	March 12, 2014
Robert T. O’Connell

INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

LRR ENERGY, L.P. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reports of Management and Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-5

Statements of Operations for the Years Ended December 31, 2013 and 2012 (consolidated), and Periods from November 16, 2011 to December 31, 2011 (consolidated) and January 1, 2011 to November 15, 2011 (combined)

F-7

Consolidated Statement of Changes in Unitholders’ Equity for the Years Ended December 31, 2013 and 2012 and the Period from November 16, 2011 to December 31, 2011	F-8

Combined Statement of Changes in Partners’ Capital for the Period from January 1, 2011 to November 15, 2011	F-9

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 (consolidated), the Periods from November 16, 2011 to December 31, 2011 (consolidated) and from January 1, 2010 to November 15, 2011 (combined)

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

As of December 31, 2013, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

/s/ Eric Mullins	/s/ Charles W. Adcock	/s/ Jaime R. Casas
Eric Mullins	Charles W. Adcock	Jaime R. Casas
Co-Chief Executive Officer and	Co-Chief Executive Officer and	Vice President, Chief Financial
Chairman of LRE GP, LLC	Director of LRE GP, LLC	Officer and Secretary of
LRE GP, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of LRE GP, LLC and Unitholders of LRR Energy, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in unitholders’ equity, and of cash flows present fairly, in all material respects, the financial position of LRR Energy, L.P. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and for the period from November 16, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of LRE GP, LLC and Unitholders of LRR Energy, L.P.:

In our opinion, the accompanying combined statements of operations, changes in partners’ capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Fund I (the “Predecessor”) for the period from January 1, 2011 to November 15, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 27, 2012

LRR Energy, L.P.

Balance Sheets

(in thousands, except unit amounts)

(consolidated)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$4,417	$3,467
Accounts receivable	9,867	7,250
Commodity derivative instruments	9,726	16,484
Prepaid expenses	1,603	748
Total current assets	25,613	27,949

Property and equipment (successful efforts method)	876,674	840,736
Accumulated depletion, depreciation and impairment	(431,837)	(324,774)
Total property and equipment, net	444,837	515,962

Commodity derivative instruments	16,746	20,000
Deferred financing costs, net of accumulated amortization and other	1,154	1,559
TOTAL ASSETS	$488,350	$565,470

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$2,300	$1,415
Accrued capital cost	2,574	2,361
Due to affiliates	255	1,977
Commodity derivative instruments	2,217	1,671
Interest rate derivative instruments	648	659
Asset retirement obligations	488	500
Total current liabilities	8,482	8,583

Long-term liabilities:
Commodity derivative instruments	174	874
Interest rate derivative instruments	1,554	3,526
Term loan	50,000	50,000
Revolving credit facility	200,000	178,000
Asset retirement obligations	35,838	33,591
Deferred tax liabilities	44	120
Total long-term liabilities	287,610	266,111
Total liabilities	296,092	274,694
Contractual obligations and commitments (Note 13)

LRR Energy, L.P.

Balance Sheets

(in thousands, except unit amounts)

(consolidated)

(continued)

	December 31, 2013	December 31, 2012

Unitholders’ equity:
Predecessors’ capital	$—	$60,941
General partner (22,400 units issued and outstanding as of December 31, 2013 and 2012)	303	396
Public common unitholders (17,710,334 units issued and outstanding as of December 31, 2013 and 10,676,742 units issued and outstanding as of December 31, 2012)	181,290	169,919
Affiliated common unitholders (1,849,600 units issued and outstanding as of December 31, 2013 and 5,049,600 units issued and outstanding as of December 31, 2012)	2,093	25,563
Subordinated unitholders (6,720,000 units issued and outstanding as of December 31, 2013 and 2012)	8,572	33,957
Total unitholders’ equity	192,258	290,776
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$488,350	$565,470

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Statements of Operations

(in thousands, except per unit amounts)

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011
	(consolidated)			(combined)
Revenues:
Oil sales	$77,181	$72,916	$9,766	$59,605
Natural gas sales	26,800	23,502	3,976	35,883
Natural gas liquids sales	10,147	11,627	1,976	14,500
Gain on commodity derivative instruments, net	781	12,748	12,287	22,027
Other income	186	45	—	159
Total revenues	115,095	120,838	28,005	132,174

Operating expenses:
Lease operating expense	25,397	29,069	3,193	21,391
Production and ad valorem taxes	8,614	7,790	1,076	7,763
Depletion and depreciation	43,420	46,928	5,876	37,206
Impairment on oil and natural gas properties	63,663	3,544	—	16,765
Accretion expense	1,924	1,575	191	1,290
Loss (gain) on settlement of asset retirement obligations	358	(31)	—	496
Management fees	—	—	—	5,435
General and administrative expense	11,965	13,758	1,892	5,149
Total operating expenses	155,341	102,633	12,228	95,495

Operating (loss) income	(40,246)	18,205	15,777	36,679

Other income (expense), net:
Interest expense	(9,235)	(6,596)	(604)	(918)
Gain (loss) on interest rate derivative instruments, net	1,256	(4,650)	—	(133)
Other income (expense), net	(7,979)	(11,246)	(604)	(1,051)

(Loss) income before taxes	(48,225)	6,959	15,173	35,628
Income tax (expense) benefit	(56)	(172)	(48)	76
Net (loss) income	$(48,281)	$6,787	$15,125	$35,704
Net income attributable to common control acquisitions	(448)	(6,790)	(2,975)
Net (loss) income available to unitholders	$(48,729)	$(3)	$12,150

Computation of net (loss) income per limited partner unit:

General partners’ interest in net (loss) income	$(49)	$—	$12

Limited partners’ interest in net (loss) income	$(48,680)	$(3)	$12,138

Net (loss) income per limited partner unit (basic and diluted)	$(1.92)	$(0.00)	$0.54

Weighted average number of limited partner units outstanding	25,372	22,425	22,418

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Consolidated Statement of Changes in Unitholders’ Equity

(in thousands)

			Limited Partners
	Predecessors’	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total
Balance, November 16, 2011	$505,383	$—	$—	$—	$—	$505,383
Book value of net assets contributed by Lime Rock Resources (Note 3)	(386,361)	—	—	165,899	220,462	—
Initial public offering (Note 10)	—	—	188,451	—	—	188,451
Transaction costs	—	—	(4,716)	—	—	(4,716)
Contribution from general partner	—	426	—	—	—	426
Contribution to Lime Rock Resources	(3,350)	—	—	—		(3,350)
Amortization of equity awards	—	—	31	—	—	31
Distribution to Lime Rock Resources (Note 3)	—	—	—	(133,626)	(177,574)	(311,200)
Net income	2,975	12	5,771	2,734	3,633	15,125
Balance, December 31, 2011	$118,647	$438	$189,537	$35,007	$46,521	$390,150
Contribution to Lime Rock Resources	(5,174)	(5)	(2,241)	(1,061)	(1,409)	(9,890)
Book value of transferred properties contributed by Lime Rock Resources	(59,322)	—	—	—	—	(59,322)
Amortization of equity awards	—	—	313	—	—	313
Distribution	—	(37)	(17,689)	(8,382)	(11,154)	(37,262)
Net income (loss)	6,790	—	(1)	(1)	(1)	6,787
Balance, December 31, 2012	$60,941	$396	$169,919	$25,563	$33,957	$290,776
Contribution to Lime Rock Resources	(734)	—	(445)	337	91	(751)
Book value of transferred properties contributed by Lime Rock Resources	(60,655)	—	—	—	—	(60,655)
Equity offering, net of expenses	—	—	59,513	—	—	59,513
Equity offering by limited partners	—	—	15,281	(15,281)	—	—
Amortization of equity awards	—	—	549	—	—	549
Distribution	—	(44)	(30,732)	(5,115)	(13,002)	(48,893)
Net income (loss)	448	(49)	(32,795)	(3,411)	(12,474)	(48,281)
Balance, December 31, 2013	$—	$303	$181,290	$2,093	$8,572	$192,258

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

LRR Energy, L.P.

Statements of Cash Flows

(in thousands)

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011
	(consolidated)			(combined)
CASH FLOWS FROM OPERATING ACTIVITES
Net (loss) income	$(48,281)	$6,787	$15,125	35,704
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depletion and depreciation	43,420	46,928	5,876	37,206
Impairment of oil and natural gas properties	63,663	3,544	—	16,765
Accretion expense	1,924	1,575	191	1,290
Amortization of equity awards	549	313	31	—
Amortization of derivative contracts	1,002	20	—	—
Amortization of deferred financing costs and other	394	367	50	59
Loss (gain) on settlement of asset retirement obligations	358	(31)	—	496
Purchase of derivative contracts	—	(59)	—	—
Changes in operating assets and liabilities
Change in receivables	(2,617)	5,674	(12,924)	1,711
Change in prepaid expenses	(855)	(170)	(578)	357
Change in derivative assets and liabilities	6,897	14,787	(8,272)	(13,115)
Change in trade accounts payable	—	(2,707)	2,707	4,292
Change in amounts due from affiliates	(1,722)	1,441	536	1,114
Change in accrued liabilities	885	(1,331)	2,746	(1,771)
Change in deferred tax liability	(76)	85	35	(81)
Net cash provided by operating activities	65,541	77,223	5,523	84,027

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	—	(10,020)	(14)	(392)
Development of oil and natural gas properties	(35,805)	(30,397)	(741)	(47,410)
Disposition of oil and natural gas properties	—	—	—	2,956
Expenditures for other property and equipment	—	(16)	—	(45)
Net cash used in investing activities	$(35,805)	$(40,433)	$(755)	$(44,891)

LRR Energy, L.P.

Statements of Cash Flows

(in thousands)

(continued)

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011
	(consolidated)			(combined)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO	$—	$—	$188,451	$—
Contribution by general partner	—	—	426	—
Transaction costs	—	—	(4,716)	—
Contribution to Lime Rock Resources	(734)	(5,174)	(3,350)	—
Deferred financing costs	—	(562)	(1,415)	—
Borrowings under revolving credit facility	60,000	77,200	155,800	—
Principal payments on revolving credit facility	(38,000)	(55,000)	(27,251)	—
Borrowings under term loan	—	50,000
Equity offering, net of expenses	59,513	—	—	—
Capital contributions	—	—	—	5,353
Distribution to Lime Rock Resources	(60,672)	(64,038)	(311,200)	—
Distributions	(48,893)	(37,262)	—	(43,353)
Net cash used in financing activities	(28,786)	(34,836)	(3,255)	(38,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	950	1,954	1,513	1,136

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,467	1,513	—	12,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,417	$3,467	$1,513	$13,591

Supplemental disclosure of cash flow information
Cash paid for taxes during the period	$132	$86	$—	$603
Cash paid for interest during the period	8,786	6,547	31	4

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	1,663	940	(1,421)	5,791
Asset retirement obligations	(476)	(364)	(353)	(241)

See accompanying notes to the consolidated/combined financial statements.

LRR Energy, L.P.

Notes to Consolidated/Combined Financial Statements

1.              Organization and Description of Business

LRR Energy, L.P. (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in April 2011 by Lime Rock Management LP (“Lime Rock Management”), an affiliate of Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”) and Lime Rock Resources C, L.P. (“LRR C”) to operate, acquire, exploit and develop producing oil and natural gas properties in North America with long-lived, predictable production profiles. As used herein, references to “Fund I” or “predecessor” refer collectively to LRR A, LRR B and LRR C; references to “Fund II” refer collectively to Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.; and references to “Fund III” refer collectively to Lime Rock Resources III-A, L.P. and Lime Rock Resources III-C, L.P. References to “Lime Rock Resources” refer collectively to Fund I, Fund II and Fund III.

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

Prior to our initial public offering (“IPO”) on November 16, 2011, Fund I owned 100% of the properties conveyed to us in connection with our IPO. At the closing of our IPO, we entered into a purchase, sale, contribution, conveyance and assumption agreement with Fund I pursuant to which Fund I sold and contributed to us specified oil and natural gas properties and related net profits interests and operations and certain commodity derivative contracts (the “Partnership Properties”). Fund I received total consideration for the Partnership Properties of 5,049,600 common units, 6,720,000 subordinated units, $311.2 million in cash and the assumption of $27.3 million of LRR A’s indebtedness. Please refer to Notes 3 and 10 for additional disclosures regarding the Partnership Properties and IPO.

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

Long-Term Incentive Plan. Please refer to Note 12 for a description on our Long-Term Incentive Plan.

2.              Summary of Significant Accounting Policies

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2013 and 2012. These financial statements include the results of our operations, cash flows and changes in unitholders’ equity for the years ended December 31, 2013 and 2012 and the period of November 16 to December 31, 2011. The financial statements also include the results of our predecessor’s operations, cash flows and changes in partners’ capital for the period of January 1 to November 15, 2011. The combined financial statements of Fund I reflect the predecessor financial statements of the Partnership and have been prepared from the separate financial records maintained by Fund I. Because the results of our predecessor include results for both the properties conveyed to us in connection with our IPO and properties retained by our predecessor, we do not consider these results of our predecessor to be indicative of our future results.

These consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and all intercompany transactions and account balances have been eliminated. We operate oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas. Our management evaluates performance based on one business segment as there are not different economic environments within the operation of the oil and natural gas properties.

Acquisitions of assets from Lime Rock Resources were deemed transactions between entities under common control and the net assets acquired during 2013, 2012 and 2011 were recorded using carryover book value of Lime Rock Resources. Our historical financial statements were revised to include the results attributable to previous acquisitions from Lime Rock Resources as if we owned the properties for all periods presented in our consolidated financial statements.

The revised historical consolidated financial statements for periods prior to our acquisitions have been prepared from Lime Rock Resources’ historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. See our accounting policy below under “Transactions between Entities under Common Control.”

Net income attributable to common control acquisitions periods prior to the Partnership’s acquisition of such assets was not available for distribution to our unitholders. Therefore, this income was not allocated to the limited partners for the purpose of calculating net income per common unit.

Transactions between Entities under Common Control

Master limited partnerships (“MLPs”) enter into transactions whereby the MLP receives a transfer of certain assets from its sponsor or predecessor for consideration of either cash, units, assumption of debt, or any combination thereof. We account for the net assets received using the carryover book value of Lime Rock Resources as these were considered to be transactions between entities under common control. Our historical financial statements have been revised to include the results attributable to the assets contributed from Lime Rock Resources as if we owned such assets for all periods presented by us. The following financial statement items were impacted:

Oil and Natural Gas Properties Received. The book value and related activity of oil and natural gas properties received from Lime Rock Resources is determined using the carrying value of the specific assets contributed.

Commodity Derivative Instruments. Reflects the fair value of the commodity derivative contracts associated with the properties acquired from Lime Rock Resources.

Asset Retirement Obligations Received. The book value and related activity of asset retirement obligations received from Lime Rock Resources was determined by using the carrying value of the specific liabilities attributable to the assets contributed.

Oil, Natural Gas and NGL Revenues and Expenses. Oil, natural gas and NGL revenues and expenses related to the properties acquired are based on the actual results of the acquired properties. Historical lease operating statements by individual asset were used as the basis for revenues and direct operating expenses.

Gain on Commodity Derivative Contracts, Net. Reflects the net gain on commodity derivative contracts associated with the properties acquired assuming the contracts were in place as of the date acquired by Lime Rock Resources.

General and Administrative Expense. The general and administrative expense attributable to the properties acquired was determined by the ratio of production for the properties acquired to the total respective Lime Rock Resources’ production for the period presented.

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

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We use the specific identification method of providing allowances for doubtful accounts. At December 31, 2013 and 2012, we did not have an allowance for doubtful accounts.

Revenue recognition

Revenues from oil and gas sales are recognized based on the sales method with revenue recognized on actual volumes sold to purchasers. Under this method of revenue recognition, a gas imbalance is created if the quantity sold is greater than or less than our entitlement share in any particular period. To the extent there are sufficient quantities of natural gas remaining to make up the gas imbalance, oil and natural gas reserves are adjusted to reflect the overproduced or underproduced position. In situations where there are insufficient reserves available to make up an overproduced imbalance, a liability is established. As of December 31, 2013 and 2012, we had no significant production imbalances.

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

For the year ended December 31, 2013, purchases by ConocoPhillips, Holly Frontier, Sunoco and Seminole Energy Services accounted for 18%, 15%, 14% and 10% respectively, of our total sales revenues.

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

For the years ended December 31, 2013 and 2012, we recorded non-cash impairment charges on proved oil and natural gas properties of $63.7 million and $3.1 million, respectively. For the period from January 1 to November 15, 2011, our predecessor recorded non-cash impairment charges on proved oil and natural gas properties of $16.8 million. These charges are included in “impairment of oil and natural gas properties” on the consolidated/combined statements of operations. No impairment was recorded for proved properties for the period from November 16 to December 31, 2011. Refer to Note 5 for additional information.

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

Unproved properties. Costs related to unproved properties include costs incurred to acquire unproved reserves. Because these reserves do not meet the definition of proved reserves, the related costs are not classified as proved properties. As of December 31, 2013 and 2012, $1.3 million of oil and natural gas property costs were related to unproved leasehold acquisitions costs and not subject to depletion. We did not reclassify any material amounts from unproved to proved properties during the years ended December 31, 2013 and 2012.

We assess unproved properties for impairment on a quarterly basis. For the year ended December 31, 2012, we recorded an impairment charge for unproved properties in the amount of $0.4 million. No impairments were recorded for unproved properties during 2013 or 2011. The impairment was based on our experience in similar situations and other factors such as the primary lease terms of the properties, the average holding period of unproved properties, and the relative proportion of such properties on which proved reserves have been found in the past. The fair values of unproved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of unproved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subject to additional project-specific risk factors.

Other property and equipment

Other property and equipment is stated at historical cost less accumulated depreciation expense and is comprised primarily of software, computers and office equipment. Depreciation is calculated using the straight-line method based on useful lives of the assets ranging from three to five years. Other property and equipment is evaluated for impairment as necessary to determine if current circumstances and market conditions indicate that the carrying amounts of assets may not be recoverable. We did not recognize any impairment loss related to other property and equipment during 2013, 2012 and 2011.

Asset retirement obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These asset retirement obligations (“ARO”) are primarily associated with plugging and abandoning wells. Determining the future restoration and removal requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. We record the fair value of a liability for an ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We typically incur this liability upon acquiring or drilling a well. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depleted as a component of development costs. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability.

Inherent to the fair value calculation are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. Increases in the discounted retirement obligation liability and related oil and natural gas assets resulting from the passage of time will be reflected as additional accretion and depreciation expense in the consolidated/combined statements of operations.

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

In order for us to manage our exposure to oil and natural gas price volatility, we enter into commodity derivative instruments such as futures contracts, swaps, or options. We are also exposed to changes in interest rates, primarily as a result of variable rate borrowings under the credit facility. In an effort to reduce this exposure, we have, from time to time, entered into derivative contracts (interest rate swaps) to mitigate the risk of interest rate fluctuations. For commodity derivatives, the net gain or loss on commodity derivative contracts is recorded as a separate component of revenues. For interest rate derivatives, the net gain or loss on interest rate derivatives is recorded as a component of other income (expense) in the consolidated/combined statements of operations.

All derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. Settlements on derivative hedging instruments and changes in the fair value of derivatives are recorded in earnings unless the derivatives qualify and are appropriately designated as hedges. We have not designated any of our derivative instruments as hedges. As a result, we mark our derivative instruments to fair value and recognize the changes in fair market value in earnings. Refer to Note 8 for additional information.

Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. All of our derivatives at December 31, 2013 are with parties that are also lenders under our credit facility. The credit worthiness of the counterparties is subject to continual review. We monitor the nonperformance risk of ourselves and of each of our counterparties and assesses the possibility of whether each counterparty to the derivative contract would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. We also have master netting arrangements in place with each counterparty to reduce credit exposure.

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

We record our obligations under the Texas gross margin tax as “Income tax expense (benefit)” in the consolidated/combined statements of operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of rate change.

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

3.     Acquisitions

Acquisition between Entities under Common Control

At the closing of our IPO, as consideration for the Partnership Properties, we issued to Fund I 5,049,600 common units and 6,720,000 subordinated units; paid $311.2 million in cash; and assumed $27.3 million of LRR

A’s indebtedness. The following table presents the net assets conveyed by Fund I to the Partnership immediately prior to the closing of IPO including the debt assumption (in thousands):

Property and equipment, net	$400,056
Derivative instruments	36,705
Total assets	$436,761

Long-term debt	$27,251
Derivative instruments	476
Asset retirement obligations	22,673
Total liabilities	$50,400

Net assets	$386,361

On June 1, 2012, we completed an acquisition from Fund I of certain oil and natural gas properties located in the Permian Basin region of New Mexico and onshore Gulf Coast region of Texas for $65.1 million in cash (the “June 2012 Acquisition”). The June 2012 Acquisition was effective March 1, 2012. In September 2012, we received $1.1 million in cash from Fund I related to post-closing adjustments to the purchase price. We funded the acquisition with borrowings under our revolving credit facility (Note 7).

The following table presents the net assets conveyed by Fund I to us in the June 2012 Acquisition (in thousands):

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

The net assets of the IPO, June 2012 Acquisition, January 2013 Acquisition and April 2013 Acquisition were recorded using carryover book value of Fund I and Fund II as the acquisitions were deemed transactions between entities under common control. Our historical financial statements were revised to include the results attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated financial statements.

4.     Fair Value Measurements

Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. All such financial instruments are considered Level 1 instruments. The carrying value of our senior secured revolving credit facility and term loan, including the current portion, approximates fair value, as interest rates are variable based on prevailing market rates and therefore considered Level 1 instruments. Our financial and non-financial assets and liabilities that are measured on a recurring basis are measured and reported at fair value.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012(in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Commodity derivative instruments	$—	$26,472	$—	$26,472
Liabilities:
Commodity derivative instruments	—	2,391	—	2,391
Interest rate derivative instruments	—	2,202	—	2,202
December 31, 2012
Assets:
Commodity derivative instruments	$—	$36,484	$—	$36,484
Liabilities:
Commodity derivative instruments	—	2,545	—	2,545
Interest rate derivative instruments	—	4,185	—	4,185

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Oil and natural gas properties (successful efforts method)	$875,126	$839,154
Unproved properties	1,258	1,264
Other property and equipment	290	318
	876,674	840,736
Accumulated depletion, depreciation and impairment	(431,837)	(324,774)
Total property and equipment, net	$444,837	$515,962

We recorded $43.4 million, $46.9 million and $5.9 million of depletion and depreciation expense for the years ended December 31, 2013 and 2012 and the period from November 16 to December 31, 2011, respectively. Our predecessor recorded $37.2 million of depletion and depreciation expense for the period from January 1 to November 15, 2011.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the year ended December 31, 2013, we recorded a total non-cash impairment charge of $63.7 million to impair the value of our proved oil and natural gas properties in the Permian Basin and the Gulf Coast regions. This impairment charge reduced the region’s carrying values to an estimated fair value of $76.2 million as of December 31, 2013. For the year ended December 31, 2012, we recorded a total non-cash impairment charge of $3.5 million to impair the value of our unproved properties and proved oil and natural gas properties in the Mid-Continent region. We did not record any impairment charges for the period from November 16 to December 31, 2011. For the year to date period ending November 15, 2011, our predecessor recorded a total non-cash impairment charge of $16.8 million to impair the value of our proved oil and natural gas properties in the Mid-Continent region. These non-cash charges are included in “Impairment of oil and natural gas properties” line item in our consolidated/combined statements of operations.

These impairments of proved and unproved oil and natural gas properties were recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in an internal reserve report. Further, our unproved properties were impaired based on the drilling locations for the probable and possible reserves becoming uneconomic at the lower future expected natural gas prices and our future expected drilling schedules. These reports are based upon future oil and natural gas prices, which are based on observable inputs, adjusted for basis differentials.  These are classified as Level 3 measurements. The fair values of our properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of the properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the our estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the risk of lower future natural gas prices. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves included in the reserve reports, future expected natural gas prices and basis differentials, and anticipated drilling schedules.

These asset impairments have no impact on cash flows, liquidity positions, or debt covenants. If future oil or natural gas prices decline, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our ARO as of and for the years indicated (in thousands):

	December 31, 2013	December 31, 2012
Beginning of period	$34,091	$26,353
Revisions to previous estimates	197	6,291 (1)
Liabilities incurred	476	364
Liabilities settled	(362)	(492)
Accretion expense	1,924	1,575
End of period	36,326	34,091
Current portion of ARO	(488)	(500)
Asset retirement obligation-non-current	$35,838	$33,591

(1)         The revisions are primarily related to the accelerated timing of expected settlement of our ARO as it relates to our natural gas properties due to significantly lower natural gas prices during 2012.

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our IPO, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of December 31, 2013. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. Unanimous approval by the lenders is required for any increase to the borrowing base.

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

modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness. As of December 31, 2013, we were in compliance with all covenants contained in the Credit Agreement.

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

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2013, we were in compliance with all covenants contained in the Term Loan Agreement.

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

As of December 31, 2013, we had $250.0 million of outstanding debt and accrued interest was $0.2 million. As of December 31, 2012, we had $228.0 million of outstanding debt and accrued interest was $0.2 million. Our outstanding debt increased primarily due to our January 2013 acquisition of oil and natural gas properties from Fund I for approximately $21.0 million and working capital borrowings.

Interest expense for the years ended December 31, 2013 and 2012 and period from November 16 to December 31, 2011 was $9.2 million, $6.6 million and $0.6 million, respectively. Interest expense related to LRR A’s credit facility for the period from January 1 to November 15, 2011 was $0.9 million. As of December 31, 2013 and 2012, our weighted average interest rate on our outstanding indebtedness was 3.88% and 3.47%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

Our open positions typically consist of contracts such as (i) crude oil and natural gas financial collar contracts, (ii) crude oil, NGL and natural gas financial swaps, (iii) crude oil and natural gas basis financial swaps and (iv) crude oil and natural gas puts and (v) interest rate swap agreements. Our derivative instruments are with the counterparties that are also lenders in our Credit Agreement.

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

We elected not to designate any positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated/combined statements of operations. We record our derivative activities on a mark-to-market or fair value basis. Fair values are based on pricing models that consider various assumptions, including quoted forward prices for commodities, the time value of money and volatility, and are comparable to values obtained from counterparties. We present the fair value of derivative financial instruments on a net basis in the consolidated balance sheets.

At December 31, 2013, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	NYMEX	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

At December 31, 2012, we had the following open commodity derivative contracts:

	Index	2013	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	7,516,540	6,077,016	5,500,236	4,878,990	4,605,396
Weighted average price		$5.16	$5.53	$5.72	$4.28	$4.61

Basis swaps (MMBTUs)	NYMEX	7,446,301	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1361)	$(0.1521)	$(0.1661)	$(0.1115)	$—

Puts (MMBTUs)	NYMEX-HH	178,710	—	—	—	—
Strike price		$3.00	$—	$—	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	698,816	519,102	420,381	397,488	198,744
Weighted average price		$95.95	$96.61	$94.72	$86.02	$85.75

NGL positions
Price swaps (BBLs)	Mont Belvieu	144,323	—	—	—	—
Weighted average price		$50.49	$—	$—	$—	$—

At December 31, 2013 and 2012, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.5175%	LIBOR
February 2015	February 2017	75,000	1.7250%	LIBOR
February 2015	February 2017	75,000	1.7275%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.4275%	LIBOR

Effect of Derivative Instruments — Balance Sheets

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of December 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Interest rate
Swaps	$—	$637	$648	$2,191
Gross fair value	—	637	648	2,191
Netting arrangements	—	(637)	—	(637)
Net recorded fair value	$—	$—	$648	$1,554

Sale of natural gas production
Price swaps	$8,250	$11,937	$196	$73
Basis swaps	56	211	317	65
Sale of crude oil production
Price swaps	1,564	5,042	1,519	331
Basis swaps	227	—	—	—
Sale of NGLs
Price swaps	106	4	662	153
Gross fair value	10,203	17,194	2,694	622
Netting arrangements	(477)	(448)	(477)	(448)
Net recorded fair value	$9,726	$16,746	$2,217	$174

	As of December 31, 2012
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Interest rate
Swaps	$—	$13	$659	$3,539
Gross fair value	—	13	659	3,539
Netting arrangements	—	(13)	—	(13)
Net recorded fair value	$—	$—	$659	$3,526

Sale of natural gas production
Price swaps	$12,185	$17,460	$155	$1,073
Basis swaps	18	27	317	470
Sale of crude oil production
Price swaps	3,949	5,248	2,061	2,066
Sale of NGLs
Price swaps	1,209	—	15	—
Gross fair value	17,361	22,735	2,548	3,609
Netting arrangements	(877)	(2,735)	(877)	(2,735)
Net recorded fair value	$16,484	$20,000	$1,671	$874

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31,	December 31,	December 31,	November 15,
	2013	2012	2011	2011
Commodity derivatives (revenue)	$781	$12,748	$12,287	$22,027
Interest rate derivatives (other income/expense)	1,256	(4,650)	—	(133)

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of December 31, 2013 and 2012, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of 9.5% of our outstanding common units and all of our subordinate units, representing a 32.6% limited partner interest in us as of December 31, 2013. Fund I owned an aggregate of 32.1% of our outstanding common units and all of our subordinate units, representing a 52.4% limited partner interest in us as of December 31, 2012. As of December 31, 2013 and 2012, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

Contracts with our General Partner and its Affiliates

We have entered into agreements with our general partner and its affiliates. Refer to Note 1 for a description of those agreements. For the years ended December 31, 2013 and 2012, we paid Lime Rock Management $1.8 million and $2.1 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, ServCo, an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances as of and for the years indicated are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2011	$—	$(536)	$(536)
Expenditures	(74,765)	(11,708)	(86,473)
Cash paid for expenditures	62,844	4,423	67,267
Revenues and other	9,692	8,073	17,765
Balance as of December 31, 2012	$(2,229)	$252	$(1,977)
Expenditures	(99,124)	(1,019)	(100,143)
Cash paid for expenditures	95,685	1,275	96,960
Revenues and other	5,151	(246)	4,905
Balance as of December 31, 2013	$(517)	$262	$(255)

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of December 31, 2013, our general partner and its affiliates held 1,849,600 of our common units, all of our subordinated units and 22,400 general partner units. As of December 31, 2012, our general partner and its affiliates held 5,049,600 of our common units, all of our subordinated units and 22,400 general partner units. During the years ended December 31, 2013 and 2012, we paid cash distributions of $48.9 million and $37.3 million, respectively, to all unitholders as of the respective record dates. No cash distributions were made from November 16 to December 31, 2011.

We announced our fourth quarter 2013 distribution on January 17, 2014 as discussed in Note 15.

Predecessor Related Parties

Each of LRR A, LRR B and LRR C has a management agreement with Lime Rock Management, an affiliated entity, to provide management services for the operation and supervision of their respective funds. The management fee was determined by a formula based on the partners’ invested capital or the equity capital commitment. During the period from January 1 to November 15, 2011, our predecessor expensed $5.4 million in management fees to Lime Rock Management.

For certain oil and natural gas properties where our predecessor is the operator, our predecessor receives income related to joint interest operations. For the period from January 1 to November 15, 2011, our predecessor received $0.9 million, of income, which reduced the management fee paid by our predecessor to Lime Rock Management. All related party transactions are at amounts believed to be commensurate with an arm’s-length transaction between parties and are stated at fair market value.

10.       Unitholders’ Equity

Equity Offering

On March 22, 2013, we closed a public equity offering of 3,700,000 common units representing limited partner interests in the Partnership at a price to the public of $16.84 per common unit, or $16.1664 per common unit after payment of the underwriting discount. We received net proceeds from the sale of 3,700,000 newly issued common units of $59.5 million, after deducting underwriting discounts and commissions and offering expenses of $0.3 million. We used the net proceeds of the offering to fund our April 2013 Acquisition discussed in Note 3 and repay borrowings outstanding on our Credit Agreement.

Fund I sold 3,200,000 common units in the equity offering at a price to the public of $16.84 per common unit, or $16.1664 per common unit after payment of the underwriting discount. We did not receive any proceeds from the sale of common units by Fund I; however, the equity balance of Fund I was adjusted for its reduced ownership interest in us.

Initial Public Offering

On November 16, 2011, we completed our IPO of 9,408,000 common units representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit, or $17.8125 per common unit after payment of the underwriting discount. Total net proceeds from the sale of common units in our IPO were $167.2 million ($178.8 million less $11.2 million for the underwriting discount and a $0.4 million structuring fee). IPO costs were $4.7 million. We reimbursed Fund I for all costs they paid related to our IPO ($3.2 million). Net proceeds of the offering, along with $155.8 million of borrowings under our new $500 million senior secured revolving credit agreement were utilized to make cash distributions and payments to Fund I of $289.9 million and repay $27.3 million of LRR A’s debt that we assumed at closing.

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

Units Outstanding

As of December 31, 2013, we had 19,559,934 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. In addition, as of December 31, 2013, Fund I owned 1,849,600 common units and all of our subordinated units, representing a 32.6% limited partner interest in us.

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

The subordination period will extend until the first business day of any quarter after December 31, 2014 that we have earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, provided there are no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. One third of the subordinated units did not convert pursuant to the provisions of our partnership agreement following our distribution for the fourth quarter of 2013 that was paid on February 14, 2014. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

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

During Subordination Period. Assuming our general partner maintains its approximate 0.1% general partner interest in us, our partnership agreement requires us to distribute all of our available cash from operating surplus for each quarter in the following manner during the subordination period:

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

11.       Net (Loss) Income Per Limited Partner Unit

The following sets forth the calculation of net (loss) income per limited partner unit for the following periods (in thousands, except per unit amounts):

	Year Ended December 31,		November 16 to
	2013	2012	December 31, 2011

Net (loss) income	$(48,281)	$6,787	$15,125
Net income attributable to predecessor operations	(448)	(6,790)	(2,975)
Net (loss) income available to unitholders	(48,729)	(3)	12,150
Less: General partner’s approximate 0.1% interest in net loss (income)	49	—	(12)
Limited partners’ interest in net (loss) income	$(48,680)	$(3)	$12,138

Weighted average limited partner units outstanding:
Common units	18,652	15,705	15,698
Subordinated units	6,720	6,720	6,720
Total	25,372	22,425	22,418

Net (loss) income per limited partner unit (basic and diluted)	$(1.92)	$(0.00)	$0.54

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net (loss) income per limited partner unit, and accordingly, are included in basic computation as such. Net (loss) income per limited partner unit is determined by dividing the net (loss) income available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net (loss) income, by the number of common units and subordinated units outstanding as of December 31, 2013 and 2012. The aggregate number of common units and subordinated units was 19,559,934 and 6,720,000 as of December 31, 2013. The aggregate number of common units and subordinated units was 15,726,342 and 6,720,000 as of December 31, 2012. The majority of the units were outstanding since November 16, 2011.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of December 31, 2013, there were 1,297,666 units available for issuance under the 2011 LTIP. The 2011 LTIP will be administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest over three years in equal amounts (subject to rounding) on the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the non-vested units for the year ended December 31, 2013 is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Units	Fair Value
Non-vested restricted units at December 31, 2012	54,584	$—
Granted	133,592	16.32
Vested	(22,914)	18.58
Forfeited	—	—
Non-vested units at December 31, 2013	165,262

As of December 31, 2013, there was $2.6 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.6 years. There were 37,072 vested restricted units as of December 31, 2013.

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

14.       Subsidiary Guarantors

We and LRE Finance, our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on August 28, 2013, and the SEC declared the registration statement effective on September 10, 2013. Securities that may be offered and sold include debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. LRE Finance may co-issue any debt securities issued by us pursuant to the registration statement. LRE Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities. OLLC, our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. The guarantee will be released (i) automatically upon any sale, exchange or transfer of our equity interests in OLLC, (ii) automatically upon the liquidation and dissolution of OLLC, (iii) following delivery of notice to the trustee under the indenture related to the debt securities of the release of OLLC of its obligations under the Partnership’s revolving credit facility, and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the related debt securities. Other than LRE Finance, OLLC is our sole subsidiary and thus no other subsidiary will guarantee our debt securities.

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our assets or OLLC represents restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

15.       Subsequent Events

Unit Distribution

On January 17, 2014, we announced that the board of directors of our general partner declared a cash distribution for the fourth quarter of 2013 of $0.4900 per outstanding unit, or $1.96 on an annualized basis. The distribution was paid on February 14, 2014 to all unitholders of record as of the close of business on January 31, 2014. The aggregate amount of the distribution was $12.9 million.

At-the-Market Issuance Sales Program

On February 4, 2014, we launched an “at-the-market” offering program (the “ATM”) with MLV & Co. LLC (“MLV”).  We may sell from time to time through MLV, as sales agent, our common units representing limited partner interests having an aggregate offering amount of up to $75,000,000. Sales of common units under the ATM Program, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, or any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On February 12, 2014, we entered into an amendment to our Term Loan to waive this requirement through June 30, 2014. We plan to use the net proceeds from any offering under the ATM Program for general partnership purposes, including the repayment of borrowings outstanding under our revolving credit facility.

Commodity Hedges

Subsequent to December 31, 2013, we acquired the following commodity hedges:

	Index	2014

NGL positions
Price swaps (BBLs)	Mont Belvieu	60,112
Weighted average price		$35.07

16.       Supplemental Information on Oil and Natural Gas Exploration and Production Activities (Unaudited)

Oil and Natural Gas Capitalized Costs

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31 (in thousands):

	2013	2012

Proved oil and natural gas properties	$875,126	$839,154
Unproved oil and natural gas properties	1,258	1,264
	876,384	840,418
Accumulated depletion and depreciation	(431,636)	(324,630)
Net capitalized costs	$444,748	515,788

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred in oil and natural gas property acquisition and development activities are as follows (in thousands):

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011

Acquisition of oil and natural gas properties
Proved	$10	$9,795	$56	$392
Unproved	—	—	—	—
Development costs	36,484	31,598	2,461	48,702
Total	$36,494	41,393	$2,517	$49,094

We had immaterial exploration costs for each of the periods during 2013, 2012 and 2011.

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

Our oil and natural gas properties and associated reserves are located in the continental United States. The following table presents the estimated remaining net proved, proved developed and proved undeveloped oil and natural gas reserves as of the periods indicated, and the related summary of changes in estimated quantities of net remaining proved reserves during those periods. Our estimated reserves at December 31, 2013, 2012 and 2011 were based on reserve reports prepared by the independent reserve engineers Miller and Lents, Ltd. and Netherland, Sewell & Associates, Inc.

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Partnership:
Balance, November 16, 2011	—	—	—
Contribution from predecessor	10,053	3,637	119,204
Production	(104)	(35)	(1,156)
Balance, December 31, 2011	9,949	3,602	118,048
Revision of previous estimates	1,776	379	(14,630	)(1)
Extensions and discoveries	546	134	606
Acquisition of minerals in place	268 (2)	—	—
Sales of minerals in place	—	—	—
Production	(834)	(311)	(8,487)
Balance, December 31, 2012	11,705	3,804	95,537
Revision of previous estimates	(288)	443	4,150
Extensions and discoveries	118	37	181
Acquisition of minerals in place	—	—	—
Sales of minerals in place	—	—	—
Production	(837)	(315)	(7,246)
Balance, December 31, 2013	10,698	3,969	92,622

Proved developed reserves:
December 31, 2011	7,607	2,787	108,227
December 31, 2012	8,588	2,936	89,803
December 31, 2013	8,548	3,252	88,172
Proved undeveloped reserves:
December 31, 2011	2,342	815	9,821
December 31, 2012	3,117	868	5,734
December 31, 2013	2,150	717	4,450

(1)         The decrease in natural gas reserves was primarily due to significantly lower natural gas prices during 2012.

(2)         Represents an purchase of reserves by Fund II related to our April 2013 Acquisition.

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Predecessor:
Balance, December 31, 2010	5,937	3,045	109,601
Revision of previous estimates	126	(196)	10,359
Extensions and discoveries	3,902	1,094	7,243
Acquisition of minerals in place	—	—	—
Sales of minerals in place	(29)	—	(75)
Production	(657)	(269)	(8,606)
Balance, November 15, 2011	9,279	3,674	118,522

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

The standardized measure of discounted future net cash flows related to our interest in proved reserves as of the periods indicated are as follows (in thousands):

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011

Future cash inflows	$1,450,007	$1,488,912	$1,573,150	$1,497,384
Future costs:
Development	(120,339)	(163,316)	(156,909)	(157,048)
Production	(526,523)	(521,378)	(508,204)	(467,401)
Texas margin tax	(1,187)	—	—	—
Future net cash flows	801,958	804,218	908,037	872,935
10% discount to reflect timing of cash flows	(409,401)	(416,322)	(472,248)	(454,253)
Standardized measure of discounted future net cash flows	$392,557	$387,896	$435,789	$418,682

The principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves as of the periods indicated are as follows (in thousands):

	Partnership			Predecessor
	Year Ended	Year Ended	November 16 to	January 1 to
	December 31, 2013	December 31, 2012	December 31, 2011	November 15, 2011

Beginning of period	$387,896	$435,789	$—	$348,398
Contribution from predecessor	—	—	447,238	—
Purchase of reserves in place	—	5,866 (1)	—	—
Sales of reserves in place	—	—	—	(676)
Extensions and discoveries, net of future development costs	2,034	19,381	—	120,120
Revisions of quantity estimates	11,054	(1,373)	—	17,326
Changes in future development costs, net	16,600	(871)	—	1,125
Development costs incurred that reduce future development costs	25,408	12,164	—	4,331
Net changes in prices	4,363	(36,843)	—	15,374
Change in future Texas margin tax	(570)	—	—	—
Oil, natural gas and NGL sales, net of production costs	(80,117)	(71,186)	(11,449)	(96,585)
Changes in timing and other	(12,901)	(18,610)	—	(25,571)
Accretion of discount	38,790	43,579	—	34,840
End of period	$392,557	$387,896	$435,789	$418,682

(1)         Represents a purchase of reserves by Fund II related to our April 2013 Acquisition.

17.       Selected Quarterly Financial Information (Unaudited)

Quarterly financial data was as follows for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$17,780	$41,379	$25,195	$30,741
Operating (loss) income	(4,847)	20,177	4,069	(59,645)
Net (loss) income	(7,002)	20,523	284	(62,086)
Net (loss) income available to common unitholders	(7,450)	20,523	284	(62,086)
Net (loss) income per limited partner unit	$(0.32)	$0.78	$0.01	$(2.37)

2012
Revenues	$32,356	$46,264	$11,894	$30,324
Operating income (loss)	6,127	20,491	(10,900)	2,487
Net income (loss)	5,645	16,175	(15,279)	246
Net income (loss) available to common unitholders	3,849	12,205	(15,558)	(499)
Net income (loss) per limited partner unit	$0.17	$0.54	$(0.69)	$(0.02)