Form 10-Q
period 2014-03-31
LRR Energy, L.P.
filed 2014-05-07
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 19,869,115 Common Units, 6,720,000 Subordinated Units and 22,400 General Partner Units outstanding as of May 2, 2014.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,158	$4,417
Accounts receivable	10,863	9,867
Commodity derivative instruments	8,171	9,726
Due from affiliates	4,157	—
Prepaid expenses	1,208	1,603
Total current assets	29,557	25,613
Property and equipment (successful efforts method)	887,605	876,674
Accumulated depletion, depreciation and impairment	(440,373)	(431,837)
Total property and equipment, net	447,232	444,837
Commodity derivative instruments	12,563	16,746
Deferred financing costs, net of accumulated amortization and other	1,066	1,154
TOTAL ASSETS	$490,418	$488,350
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$5,098	$2,300
Accrued capital cost	6,691	2,574
Due to affiliates	—	255
Commodity derivative instruments	2,786	2,217
Interest rate derivative instruments	933	648
Asset retirement obligations	495	488
Total current liabilities	16,003	8,482
Long-term liabilities:
Commodity derivative instruments	11	174
Interest rate derivative instruments	1,362	1,554
Term loan	50,000	50,000
Revolving credit facility	200,000	200,000
Asset retirement obligations	36,377	35,838
Deferred tax liabilities	75	44
Total long-term liabilities	287,825	287,610
Total liabilities	303,828	296,092
Unitholders’ equity:
General partner (22,400 units issued and outstanding as of March 31, 2014 and December 31, 2013)	295	303
Public common unitholders (17,962,646 units issued and outstanding as of March 31, 2014 and 17,710,334 units issued and outstanding as of December 31, 2013)	178,968	181,290
Affiliated common unitholders (1,849,600 units issued and outstanding as of March 31, 2014 and December 31, 2013)	1,366	2,093
Subordinated unitholders (6,720,000 units issued and outstanding as of March 31, 2014 and December 31, 2013)	5,961	8,572
Total unitholders’ equity	186,590	192,258
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$490,418	$488,350

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013

Revenues:
Oil sales	$20,156	$15,463
Natural gas sales	8,099	6,080
Natural gas liquids sales	3,364	2,235
Loss on commodity derivative instruments, net	(5,622)	(6,067)
Other income	31	69
Total revenues	26,028	17,780

Operating expenses:
Lease operating expense	5,835	6,797
Production and ad valorem taxes	2,400	1,846
Depletion and depreciation	8,465	10,110
Accretion expense	503	470
Loss (gain) on settlement of asset retirement obligations	40	(25)
General and administrative expense	3,182	3,429
Total operating expenses	20,425	22,627

Operating income (loss)	5,603	(4,847)

Other income (expense), net
Interest expense	(2,541)	(2,265)
(Loss) gain on interest rate derivative instruments, net	(294)	115
Other income (expense), net	(2,835)	(2,150)

Income (loss) before taxes	2,768	(6,997)
Income tax expense	(74)	(5)
Net income (loss)	2,694	(7,002)
Net income attributable to common control operations	—	(448)
Net income (loss) available to unitholders	$2,694	$(7,450)

Computation of net income (loss) per limited partner unit:

General partner’s interest in net income (loss)	$3	$(7)

Limited partners’ interest in net income (loss)	$2,691	$(7,443)

Net income (loss) per limited partner unit (basic and diluted)	$0.10	$(0.32)

Weighted average number of limited partner units outstanding	26,342	22,923

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

		Limited Partners
	General	Public	Affiliated
	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2013	$303	$181,290	$2,093	$8,572	$192,258
Equity offering, net of expenses	—	4,237	—	—	4,237
Amortization of equity awards	—	285	—	—	285
Distribution	(11)	(8,674)	(906)	(3,293)	(12,884)
Net income	3	1,830	179	682	2,694
Balance, March 31, 2014	$295	$178,968	$1,366	$5,961	$186,590

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,694	$(7,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and depreciation	8,465	10,110
Accretion expense	503	470
Amortization of equity awards	285	115
Amortization of derivative contracts	157	247
Amortization of deferred financing costs and other	102	81
Loss (gain) on settlement of asset retirement obligations	40	(25)
Changes in operating assets and liabilities:
Change in receivables	(996)	(437)
Change in prepaid expenses	377	29
Change in derivative assets and liabilities	6,082	9,883
Change in amounts due to/from affiliates	(4,412)	(4,777)
Change in accrued liabilities and deferred tax liabilities	2,829	2,457
Net cash provided by operating activities	16,126	11,151

CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(6,803)	(4,387)
Disposition of oil and natural gas properties	65	—
Net cash used in investing activities	(6,738)	(4,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	10,000	29,000
Principal payments on revolving credit facility	(10,000)	(22,000)
Equity offering, net of expenses	4,237	59,583
Distributions	(12,884)	(10,785)
Distribution to Lime Rock Resources	—	(22,086)
Contribution to Lime Rock Resources	—	(734)
Net cash (used in) provided by financing activities	(8,647)	32,978

NET INCREASE IN CASH AND CASH EQUIVALENTS	741	39,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,417	3,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,158	$43,209

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	$3,797	$3,885
Asset retirement obligations	(128)	(167)

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

2.              Summary of Significant Accounting Policies

Our accounting policies are set forth in the audited consolidated/combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) and are supplemented by the notes to these unaudited consolidated condensed financial statements. There have been no significant changes to these policies, and these unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated/combined financial statements and notes in our 2013 Annual Report.

Basis of presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated/combined financial statements in our 2013 Annual Report. While the year-end condensed balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim consolidated condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Certain reclassifications were made to the historical financial statements to conform to the 2014 presentation. The effects of the reclassification were not material to our unaudited interim consolidated condensed financial statements.

The Partnership’s historical financial statements previously filed with the SEC have been revised in this quarterly report on Form 10-Q to include the results attributable to the acquisitions described in Note 3 that we considered to be between entities under common control.

Recent accounting pronouncements

There have been no new recently issued accounting developments that have been applied or may impact our financial statements or disclosures in future periods.

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

The net assets of the January 2013 Acquisition and April 2013 Acquisition were recorded using carryover book value of Fund I and Fund II, as the acquisitions were deemed transactions between entities under common control. Our historical financial statements were revised to include the results attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated condensed financial statements.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Commodity derivative instruments	$—	$20,734	$—	$20,734
Liabilities:
Commodity derivative instruments	—	2,797	—	2,797
Interest rate derivative instruments	—	2,295	—	2,295
December 31, 2013
Assets:
Commodity derivative instruments	$—	$26,472	$—	$26,472
Liabilities:
Commodity derivative instruments	—	2,391	—	2,391
Interest rate derivative instruments	—	2,202	—	2,202

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	March 31, 2014	December 31, 2013

Oil and natural gas properties (successful efforts method)	$886,072	$875,126
Unproved properties	1,243	1,258
Other property and equipment	290	290
	887,605	876,674
Accumulated depletion, depreciation and impairment	(440,373)	(431,837)
Total property and equipment, net	$447,232	$444,837

We recorded $8.5 million and $10.1 million of depletion and depreciation expense for the three months ended March 31, 2014 and 2013, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. We did not record any impairment charges in the three months ended March 31, 2014 or 2013. If future oil or natural gas prices or our reserves decline, the estimated undiscounted future cash flows for the oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the three months ended March 31, 2014 (in thousands):

Beginning of period	$36,326
Dispositions	(85)
Liabilities incurred	128
Accretion expense	503
End of period	36,872
Current portion of asset retirement obligations	(495)
Asset retirement obligations — non-current	$36,377

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of March 31, 2014. Our borrowing base, which is primarily based on the estimated value of our oil, NGL, and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. As of March 31, 2014, we were in compliance with all covenants contained in the Credit Agreement.

Our borrowing base will be reviewed by our lending group in the second quarter of 2014. As discussed above, our Credit Agreement is reserve-based, and our borrowing base may be reduced due to a decline in proved reserves since the last time our borrowing base was reviewed (November 2013). Our proved reserves as of December 31, 2013 declined primarily due to production, lower estimated future net realizable oil and natural gas liquid prices, higher projected operating costs, and reserve category reclassifications. We do not expect the potential decrease in our borrowing base to impact our operations, capital program, or ability to make quarterly distributions to our unitholders at currently anticipated levels.

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement. As of March 31, 2014, we were in compliance with all covenants contained in the Term Loan Agreement. The Term Loan Agreement was amended in February 2014 as discussed in Note 10.

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

As of March 31, 2014 and December 31, 2013, we had approximately $250.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended March 31, 2014 and 2013 was $2.5 million and $2.3 million, respectively. As of March 31, 2014 and December 31, 2013, our weighted average interest rate on our outstanding indebtedness was 4.18% and 3.88%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

Our open positions typically consist of contracts such as (i) crude oil and natural gas financial collar contracts, (ii) crude oil, natural gas liquids (“NGL”) and natural gas financial swaps, (iii) crude oil and natural gas basis financial swaps, (iv) crude oil and natural gas puts and (v) interest rate swap agreements. Our derivative instruments are with the counterparties that are also lenders in our Credit Agreement.

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

At March 31, 2014, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	4,498,497	5,500,236	5,433,888	5,045,760
Weighted average price		$5.52	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	4,347,809	5,326,559	2,877,047	—
Weighted average price		$(0.1526)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	532,922	561,833	397,488	198,744
Weighted average price		$95.77	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	300,390	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,785	147,823	—	—
Weighted average price		$34.36	$34.50	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2013, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Price swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At March 31, 2014 and December 31, 2013, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of March 31, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$593	$933	$1,955
Gross fair value	—	593	933	1,955
Netting arrangements	—	(593)	—	(593)
Net recorded fair value	$—	$—	$933	$1,362

Sale of natural gas production
Price swaps	$6,629	$9,461	$378	$66
Basis swaps	7	159	226	74
Sale of crude oil production
Price swaps	1,015	3,480	2,088	408
Basis swaps	893	—	—	—
Sale of NGLs
Price swaps	83	42	550	42
Gross fair value	8,627	13,142	3,242	590
Netting arrangements	(456)	(579)	(456)	(579)
Net recorded fair value	$8,171	$12,563	$2,786	$11

	As of December 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$637	$648	$2,191
Gross fair value	—	637	648	2,191
Netting arrangements	—	(637)	—	(637)
Net recorded fair value	$—	$—	$648	$1,554

Sale of natural gas production
Price swaps	$8,250	$11,937	$196	$73
Basis swaps	56	211	317	65
Sale of crude oil production
Price swaps	1,564	5,042	1,519	331
Basis swaps	227	—	—	—
Sale of NGLs
Price swaps	106	4	662	153
Gross fair value	10,203	17,194	2,694	622
Netting arrangements	(477)	(448)	(477)	(448)
Net recorded fair value	$9,726	$16,746	$2,217	$174

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Commodity derivatives (revenue)	$(5,622)	$(6,067)
Interest rate derivatives (other income (expense), net)	(294)	115

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of March 31, 2014, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 9.3% of our outstanding common units and all of our subordinated units, representing a 32.3% limited partner interest in us. As of March 31, 2014, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2013 Annual Report, three separate one-third tranches of the subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We expect one third of the subordinated units to convert pursuant to the provisions of our partnership agreement following our distribution for the first quarter of 2014 that will be paid on May 15, 2014. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

Contracts with our General Partner and its Affiliates

As more fully described in our 2013 Annual Report, we have entered into agreements with our general partner and its affiliates. For the three months ended March 31, 2014 and 2013, we paid Lime Rock Management approximately $0.2 million and $0.3 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the three months ended March 31, 2014 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2013	$(518)	$263	$(255)
Expenditures	(23,994)	—	(23,994)
Cash paid for expenditures	33,099	—	33,099
Revenues and other	(4,691)	(2)	(4,693)
Balance as of March 31, 2014	$3,896	$261	$4,157

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of March 31, 2014, our general partner and its affiliates held 1,849,600 of our common units, all of our subordinated units and 22,400 general partner units. During the three months ended March 31, 2014 and 2013, we paid cash distributions of $12.9 million and $10.8 million, respectively, to all unitholders as of the respective record dates.

We announced our first quarter 2014 distribution on April 17, 2014 as discussed in Note 14.

10.       Unitholders’ Equity

At-the-Market Offering Program

On February 4, 2014, we launched an “at-the-market” offering program (the “ATM”) with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75,000,000. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, or any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On February 12, 2014, we entered into an amendment to our Term Loan to waive this requirement through June 30, 2014. During the three months ended March 31, 2014, we received net proceeds from the sale of 261,426 newly issued common units of $4.2 million, after deducting underwriting discounts and commissions and offering expenses of $0.3 million, and used the proceeds for general partnership purposes. During the three months ended March 31, 2014, we paid approximately $0.1 million of aggregate compensation to MLV for sales under the ATM program.

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

Units Outstanding

As of March 31, 2014, we had 19,812,246 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. As of March 31, 2014, Fund I owned 1,849,600 common units and all of our subordinated units, representing a 32.3% limited partner interest in us.

11.       Net  Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$2,694	$(7,002)
Net income attributable to common control operations	—	(448)
Net income (loss) available to unitholders	2,694	(7,450)
Less: General partner’s interest in net income (loss)	(3)	7
Limited partners’ interest in net income (loss)	$2,691	$(7,443)

Weighted average limited partner units outstanding:
Common units	19,622	16,203
Subordinated units	6,720	6,720
Total	26,342	22,923

Net income (loss) per limited partner unit (basic and diluted)	$0.10	$(0.32)

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of March 31, 2014 and 2013. The aggregate number of common units and subordinated units outstanding was 19,812,246 and 6,720,000, respectively, as of March 31, 2014. The aggregate number of common units and subordinated units outstanding was 19,448,539 and 6,720,000, respectively, as of March 31, 2013.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of March 31, 2014, there were 1,306,780 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of March 31, 2014, is presented below:

	Number of	Weighted Average
	Non-vested	Grant-Date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2013	165,262	$—
Granted	3,012	16.60
Vested	(12,341)	17.92
Forfeited	(12,126)	16.62
Non-vested restricted units at March 31, 2014	143,807	—

As of March 31, 2014, there was approximately $2.0 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.3 years. There were 49,410 vested restricted units as of March 31, 2014.

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

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our or OLLC’s assets represents restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

14.       Subsequent Events

Unit Distribution

On April 17, 2014, we announced that the board of directors of our general partner declared a cash distribution for the first quarter of 2014 of $0.4925 per outstanding unit, or $1.97 on an annualized basis. The distribution will be paid on May 15, 2014 to all unitholders of record as of the close of business on April 30, 2014. The aggregate amount of the distribution will be $13.1 million.

Commodity Hedges

Subsequent to March 31, 2014, we acquired the following commodity hedges:

	Index	2014	2015

Oil positions
Price swaps (BBLs)	NYMEX-WTI	11,447	6,684
Weighted average price		$97.33	$92.55

NGL positions
Price swaps (BBLs)	Mont Belvieu	30,624	88,326
Weighted average price		$37.00	$34.38

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

All statements, other than statements of historical fact, are forward-looking statements. These forward-looking statements can be identified by their use of terms and phrases such as “may,” “predict,” “pursue,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “target,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) that describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

•                  a decline in, or substantial volatility of, oil, natural gas or natural gas liquids (“NGL”) prices;

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

Results of Operations

The January 2013 Acquisition and April 2013 Acquisition were deemed to be transactions between entities under common control. As a result, our historical financial statements were revised to include the activities of such assets for all periods presented, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. Please refer to our 2013 Annual Report regarding the recast of financial information for transactions between entities under common control. The table set forth below includes recast historical financial and operating information attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
Revenues (in thousands):
Oil sales	$20,156	$15,463
Natural gas sales	8,099	6,080
Natural gas liquids sales	3,364	2,235
Loss on commodity derivative instruments, net	(5,622)	(6,067)
Other income	31	69
Total revenues	26,028	17,780

Expenses (in thousands):
Lease operating expense	5,835	6,797
Production and ad valorem taxes	2,400	1,846
Depletion and depreciation	8,465	10,110
General and administrative expense	3,182	3,429
Interest expense	2,541	2,265
Loss (gain) on interest rate derivative instruments, net	294	(115)

Production:
Oil (MBbls)	218	188
Natural gas (MMcf)	1,622	1,808
NGLs (MBbls)	85	72
Total (MBoe)	573	561
Average net production (Boe/d)	6,367	6,233

Average sales price:
Oil (per Bbl):
Sales price	$92.46	$82.25
Effect of settled commodity derivative instruments	(0.79)	1.26
Realized price	$91.67	$83.51
Natural gas (per Mcf):
Sales price	$4.99	$3.36
Effect of settled commodity derivative instruments	0.53	1.95
Realized price	$5.52	$5.31
NGLs (per Bbl):
Sales price	$39.58	$31.04
Effect of settled commodity derivative instruments	(3.78)	4.71
Realized price	$35.80	$35.75

Average unit cost per Boe:
Lease operating expenses	$10.18	$12.11
Production and ad valorem taxes	4.19	3.29
Depletion and depreciation	14.76	18.01
General and administrative expenses	5.55	6.11

Our Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We recorded net income of $2.7 million for the three months ended March 31, 2014 compared to net loss of $7.0 million during the three months ended March 31, 2013, primarily related to higher revenues and lower operating expenses. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended March 31, 2013 and March 31, 2014 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$23,778
Increase (decrease)
Price realization
Oil	1,919
Natural gas	2,946
NGLs	615
Sales volumes
Oil	2,774
Natural gas	(928)
NGLs	515
Oil, natural gas and NGL revenues-current period	$31,619

Sales revenues increased from $23.8 million for the three months ended March 31, 2013 to $31.6 million for the three months ended March 31, 2014, primarily due to higher commodity price realizations and oil and NGL sales volumes offset by lower natural gas volumes. Sales revenues for the three months ended March 31, 2014 consisted of oil sales of $20.1 million, natural gas sales of $8.1 million and NGL sales of $3.4 million. Sales revenues for the three months ended March 31, 2013 consisted of oil sales of $15.5 million, natural gas sales of $6.1 million and NGL sales of $2.2 million.

Our production volumes for the three months ended March 31, 2014 included 303 MBbls of oil and NGLs and 1,622 MMcf of natural gas, or 3,367 Bbl/d of oil and NGLs and 18,022 Mcf/d of natural gas. On an equivalent basis, production for the period was 573 MBoe, or 6,367 Boe/d. Our average net production for the three months ended March 31, 2014 was negatively impacted by flaring at the Red Lake field of approximately 75 Boe/d and by the winter storms and other delays of approximately 100 Boe/d.  Our production volumes for the three months ended March 31, 2013 included 260 MBbls of oil and NGLs and 1,808 MMcf of natural gas, or 2,889 Bbl/d of oil and NGLs and 20,089 Mcf/d of natural gas. On an equivalent basis, production for the period was 561 MBoe, or 6,233 Boe/d.

Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2014, excluding the effect of commodity derivative contracts, was $92.46 and $39.58, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2014, excluding the effect of commodity derivative contracts, was $4.99. Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2013, excluding the effect of commodity derivative contracts, was $82.25 and $31.04, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2013, excluding the effect of commodity derivative contracts, was $3.36.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended March 31, 2014 of approximately $5.6 million, which is comprised of positive settlements and amortization of purchases of approximately $0.4 million and declines in the fair value of derivatives of approximately $6.0 million. For the three months ended March 31, 2013, we recorded a net loss from our commodity hedging program of approximately $6.1 million, which is comprised of positive settlements and amortization of approximately $4.1 million and declines in fair value of derivatives of approximately $10.2 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were approximately $5.8 million, or $10.18 per Boe, for the three months ended March 31, 2014 compared to approximately $6.8 million, or $12.11 per Boe, for the three months ended March 31, 2013. The primary driver of the decreased lease operating expenses were lower workover expenses.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $2.4 million, or $4.19 per Boe, for the three months ended March 31, 2014 compared to approximately $1.8 million, or $3.29 per Boe, for the three months ended March 31, 2013. Production taxes accounted for approximately $2.3 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended March 31, 2014. Production taxes accounted for approximately $1.6 million and ad valorem taxes for $0.2 million of the total taxes recorded during the three months ended March 31, 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was approximately $8.5 million, or $14.76 per Boe, for the three months ended March 31, 2014 compared to approximately $10.1 million, or $18.01 per Boe, for the three months ended March 31, 2013. The decrease in depletion and depreciation expense and per Boe amounts was primarily related to a higher reserve base and lower property and equipment balances as of March 31, 2014.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the three months ended March 31, 2014 and 2013. If future oil or natural gas prices or reserves decline, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of May 2, 2014, the NYMEX-WTI oil spot price was $99.76 per Bbl and the NYMEX-Henry Hub natural gas spot price was $4.72 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were approximately $3.2 million, or $5.55 per Boe, for the three months ended March 31, 2014 compared to approximately $3.4 million, or $6.11 per Boe, for the three months ended March 31, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was approximately $2.5 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was approximately $0.3 million for the three months ended March 31, 2014, including $0.2 million in negative settlements and $0.1 million in declines in fair value of the derivatives. Gain on interest rate derivative contracts, net, was approximately $0.1 million for the three months ended March 31, 2013, including $0.2 million in negative settlements and $0.3 million in positive fluctuations in fair value of the derivatives.

Non-GAAP Financial Measures

Below we disclose the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow for the periods presented and provide reconciliations of these items to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss) plus or minus:

•                  Income tax expense (benefit);

•                  Interest expense-net, including (losses) gains on interest rate derivative contracts, net;

•                  Depletion and depreciation;

•                  Accretion of asset retirement obligations;

•                  Amortization of equity awards;

•                  Loss (gain) on settlement of asset retirement obligations;

•                  Loss on commodity derivative instruments, net;

•                  Commodity derivative instrument settlements;

•                  Amortization of derivative contracts;

•                  Impairment of oil and natural gas properties; and

•                  Other non-recurring items that we deem appropriate.

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our financial performance as compared to that of other companies and partnerships in our industry, without regard to financing methods, capital structure or historical cost basis.

We define Distributable Cash Flow as Adjusted EBITDA less cash income tax expense, cash interest expense and estimated maintenance capital expenditures.

Distributable Cash Flow is a supplemental financial measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us (prior to the establishment of any retained cash reserve by our general partner) to the cash distributions we expect to pay our unitholders.  Distributable Cash Flow is also an important financial measure for our unitholders as it serves as an indicator of our success in providing a cash return on investment.  Specifically, distributable cash flow indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates.  Distributable Cash Flow is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the yield is based on the amount of cash distributions the entity pays to a unitholder compared to the unit price.

Our management believes that both Adjusted EBITDA and Distributable Cash Flow are useful to investors because these measures are used by many partnerships in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income (loss), operating income (loss), or any other measures of financial performance presented in accordance with GAAP. Our Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA and Distributable Cash Flow in the same manner.

Our Adjusted EBITDA for the three months ended March 31, 2014 and 2013 was approximately $21.0 million and $16.2 million, respectively. The increase was primarily driven by higher revenues and lower operating expenses.

Our Distributable Cash Flow for the three months ended March 31, 2014 and 2013 was approximately $13.4 million and $8.9 million, respectively. The increase in Distributable Cash Flow was driven by the increased Adjusted EBITDA as discussed above.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income (loss)	$2,694	$(7,002)
Income tax expense	74	5
Interest expense-net, including (loss) gain on interest rate derivative instruments	2,835	2,150
Depletion and depreciation	8,465	10,110
Accretion of asset retirement obligations	503	470
Amortization of equity awards	285	115
Loss (gain) on settlement of asset retirement obligations	40	(25)
Loss on commodity derivative instruments, net	5,622	6,067
Commodity derivative instrument settlements	366	4,105
Amortization of derivative contracts	157	247
Impairment of oil and natural gas properties	—	—
Adjusted EBITDA	$21,041	$16,242

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	21,041	16,242
Cash income tax expense	(44)	(5)
Cash interest expense, including realized gains and losses	(2,644)	(2,302)
Estimated maintenance capital (1)	(5,000)	(5,075)
Distributable Cash Flow	$13,353	$8,860

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

On February 4, 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75,000,000. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. During the three months ended March 31, 2014, we received net proceeds from the sale of 261,426 newly issued common units of $4.2 million, after deducting underwriting discounts and commissions and offering expenses of $0.3 million , and used the proceeds for general partnership purposes. During the three months ended March 31, 2014, we paid approximately $0.1 million of aggregate compensation to MLV for sales under the ATM program.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of May 2, 2014, quarterly distributions to all of our unitholders at our current quarterly distribution rate would total $13.1 million.

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

We are committed to reinvesting a sufficient amount of our cash flow to fund our exploitation and development capital expenditures in order to maintain our production, and we intend to use primarily external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to make acquisitions to further increase our production and proved reserves. Because our proved reserves and production decline continually over time and because we do not own any undeveloped properties or leasehold acreage, we will need to make acquisitions to sustain our level of distributions to unitholders over time.

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

As of March 31, 2014, we had borrowing capacity of $50.0 million under our $500 million revolving credit facility ($250.0 million borrowing base less $200.0 million of outstanding borrowings) and $5.2 million of cash on hand. As of March 31, 2014, we had no available borrowing capacity under our $50 million term loan.

Based upon current oil and natural gas price expectations and our commodity derivatives positions for the three months ended March 31, 2014, which cover 86% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations, proceeds from our ATM Program and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to fund our total planned 2014 capital expenditures and annualized cash distributions as described above.

We expect to spend $34.0 million in total capital expenditures in 2014, of which $20.0 million represents maintenance capital expenditures on the development of our existing oil and natural gas properties.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2014 through external financing sources, including borrowings under our revolving credit facility and term loan Agreement and the issuance of debt and equity securities, including through our ATM Program.

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a five-year, $500 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $250 million as of March 31, 2014. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

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

If we fail to perform our obligations under the covenants described in our 2013 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of March 31, 2014, we were in compliance with our covenants contained in the Credit Agreement.

At March 31, 2014, we had $200.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $50.0 million. As of May 2, 2014, we had approximately $200.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $50.0 million.

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

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2013 Annual Report. As of March 31, 2014, we were in compliance with all covenants contained in the Term Loan Agreement.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps and collars in place as of March 31, 2014. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2014	$95.77	1,938	$34.36	668	$5.52	16,358
2015	$93.16	1,539	$34.50	405	$5.72	15,069
2016	$86.02	1,089	$—	—	$4.29	14,887
2017	$85.75	545	$—	—	$4.61	13,824

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of March 31, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2014	$(0.2126)	6,360	$(0.0837)	3,392	$(0.1290)	5,154	$(0.1224)	904
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of March 31, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Midland-Cushing
Term	$/Bbl	Bbl/d

2014	$(1.0000)	1,092

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cash provided by (used in):
Operating activities	$16,126	$11,151
Investing activities	(6,738)	(4,387)
Financing activities	(8,647)	32,978

Operating Activities.

Net cash provided by operating activities was approximately $16.1 million and $11.2 million for the three months ended March 31, 2014 and 2013, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $13.6 million and $17.1 million at March 31, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $5.2 million and $4.4 million at March 31, 2014 and December 31, 2013, respectively.

Investing Activities.

Net cash used in investing activities was $6.7 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively, which primarily represented additions to our property and equipment balances during the periods.

Financing Activities.

Cash flows used in financing activities was $8.6 million for the three months ended March 31, 2014, and consisted of net proceeds received from an equity offering of approximately $4.3 million offset by distributions to unitholders of $12.9 million.

Cash flows provided by financing activities was approximately $33.0 million for the three months ended March 31, 2013, which included distributions paid to our unitholders of $10.8 million and contributions and distributions to Lime Rock Resources of $22.8 million, offset by net proceeds from the March 2013 equity offering of $59.6 million and net borrowings of $7.0 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those described in our 2013 Annual Report.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the consolidated condensed financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the commodity price risk, interest rate risk and counterparty and customer credit risk discussed in our 2013 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

1.1

At-the-Market Issuance Sales Agreement, dated February 4, 2014, by and among LRR Energy, L.P., LRE GP, LLC, LRE Operating, LLC and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 4, 2014).

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

10.1

Second Amendment dated as of February 12, 2014 to Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 18, 2014).

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: May 7, 2014	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: May 7, 2014

	By:	/s/ Jaime R. Casas
Jaime R. Casas
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1

At-the-Market Issuance Sales Agreement, dated February 4, 2014, by and among LRR Energy, L.P., LRE GP, LLC, LRE Operating, LLC and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 4, 2014).

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

10.1

Second Amendment dated as of February 12, 2014 to Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on February 18, 2014).

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