Form 10-Q
period 2014-06-30
LRR Energy, L.P.
filed 2014-08-06
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 22,969,599 Common Units, 4,480,000 Subordinated Units and 22,400 General Partner Units outstanding as of July 31, 2014.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,871	$4,417
Accounts receivable	9,792	9,867
Commodity derivative instruments	8,022	9,726
Due from affiliates	5,737	—
Prepaid expenses	1,717	1,603
Total current assets	28,139	25,613
Property and equipment (successful efforts method)	895,352	876,674
Accumulated depletion, depreciation and impairment	(449,054)	(431,837)
Total property and equipment, net	446,298	444,837
Commodity derivative instruments	5,569	16,746
Deferred financing costs, net of accumulated amortization and other	1,039	1,154
TOTAL ASSETS	$481,045	$488,350
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,797	$2,300
Accrued capital cost	4,115	2,574
Due to affiliates	—	255
Commodity derivative instruments	5,783	2,217
Interest rate derivative instruments	1,304	648
Asset retirement obligations	503	488
Total current liabilities	16,502	8,482
Long-term liabilities:
Commodity derivative instruments	3,643	174
Interest rate derivative instruments	1,915	1,554
Term loan	50,000	50,000
Revolving credit facility	195,000	200,000
Asset retirement obligations	36,933	35,838
Deferred tax liabilities	83	44
Total long-term liabilities	287,574	287,610
Total liabilities	304,076	296,092
Unitholders’ equity:
General partner (22,400 units issued and outstanding as of June 30, 2014 and December 31, 2013)	277	303
Public common unitholders (18,584,790 units issued and outstanding as of June 30, 2014 and 17,710,334 units issued and outstanding as of December 31, 2013)	175,920	181,290
Affiliated common unitholders (4,089,600 units issued and outstanding as of June 30, 2014 and 1,849,600 issued and outstanding as of December 31, 2013)	216	2,093
Subordinated unitholders (4,480,000 units issued and outstanding as of June 30, 2014 and 6,720,000 units issued and outstanding as of December 31, 2013)	556	8,572
Total unitholders’ equity	176,969	192,258
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$481,045	$488,350

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$20,354	$19,012	$40,510	$34,475
Natural gas sales	7,565	7,720	15,664	13,800
Natural gas liquids sales	2,760	2,275	6,124	4,510
Gain (loss) on commodity derivative instruments, net	(13,328)	12,354	(18,950)	6,287
Other income	40	18	71	87
Total revenues	17,391	41,379	43,419	59,159

Operating expenses:
Lease operating expense	6,829	5,270	12,664	12,067
Production and ad valorem taxes	2,248	2,198	4,648	4,044
Depletion and depreciation	8,680	10,129	17,145	20,239
Accretion expense	510	477	1,013	947
Loss (gain) on settlement of asset retirement obligations	21	360	61	335
General and administrative expense	2,699	2,768	5,881	6,197
Total operating expenses	20,987	21,202	41,412	43,829

Operating income (loss)	(3,596)	20,177	2,007	15,330

Other income (expense), net
Interest expense	(2,575)	(2,249)	(5,116)	(4,514)
Gain (loss) on interest rate derivative instruments, net	(1,128)	2,657	(1,422)	2,772
Other income (expense), net	(3,703)	408	(6,538)	(1,742)

Income (loss) before taxes	(7,299)	20,585	(4,531)	13,588
Income tax expense	(38)	(62)	(112)	(67)
Net income (loss)	$(7,337)	$20,523	$(4,643)	$13,521
Net loss (income) attributable to common control operations	—	—	—	(448)
Net income (loss) available to unitholders	$(7,337)	$20,523	$(4,643)	$13,073

Computation of net income (loss) per limited partner unit:

General partner’s interest in net income (loss)	$(7)	$21	$(4)	$13

Limited partners’ interest in net income (loss)	$(7,330)	$20,502	$(4,639)	$13,060

Net income (loss) per limited partner unit (basic and diluted)	$(0.27)	$0.78	$(0.17)	$0.53

Weighted average number of limited partner units outstanding (basic and diluted)	26,733	26,169	26,539	24,555

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

		Limited Partners
	General	Public	Affiliated
	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2013	$303	$181,290	$2,093	$8,572	$192,258
Equity offering, net of expenses	—	14,810	—	—	14,810
Amortization of equity awards	—	534	—	—	534
Conversion of subordinated units	—	—	623	(623)	—
Distribution	(22)	(17,548)	(1,832)	(6,588)	(25,990)
Net income (loss)	(4)	(3,166)	(668)	(805)	(4,643)
Balance, June 30, 2014	$277	$175,920	$216	$556	$176,969

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,643)	$13,521
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	17,145	20,239
Accretion expense	1,013	947
Amortization of equity awards	534	253
Amortization of derivative contracts	330	508
Amortization of deferred financing costs and other	208	187
Loss (gain) on settlement of asset retirement obligations	61	335
Changes in operating assets and liabilities:
Change in receivables	75	(2,568)
Change in prepaid expenses	(209)	(279)
Change in derivative assets and liabilities	20,605	(3,163)
Change in amounts due to/from affiliates	(5,992)	(5,446)
Change in accrued liabilities and deferred tax liabilities	2,536	2,581
Net cash provided by (used in) operating activities	31,663	27,115

CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(17,094)	(14,375)
Disposition of oil and natural gas properties	65	—
Net cash provided by (used in) investing activities	(17,029)	(14,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	20,000	38,000
Principal payments on revolving credit facility	(25,000)	(24,000)
Equity offering, net of expenses	14,810	59,513
Distributions	(25,990)	(23,422)
Distribution to Lime Rock Resources	—	(60,672)
Contribution to Lime Rock Resources	—	(734)
Net cash provided by (used in) financing activities	(16,180)	(11,315)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,546)	1,425

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,417	3,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,871	$4,892

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	$1,735	$4,662
Asset retirement obligations	(181)	(313)

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

Recent accounting pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are still evaluating the impact of our adoption of ASU No. 2014-09.

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

On April 1, 2013, we completed an acquisition of certain oil and natural gas properties located in the Mid-Continent region in Oklahoma and crude oil hedges from Fund II for a purchase price of $38.2 million (the “April 2013 Acquisition”). As part of the April 2013 Acquisition, we acquired in the money crude oil hedges valued at approximately $0.4 million as of the closing of the April 2013 Acquisition. The April 2013 Acquisition was effective April 1, 2013. We funded the April 2013 Acquisition with proceeds from our equity offering (Note 10).

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

4.          Fair Value Measurements

Our financial instruments, including cash and cash equivalents and accounts receivable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. All such financial instruments are considered Level 1 instruments. The carrying value of our senior secured revolving credit facility and term loan, including the current portion, approximates fair value, as interest rates are variable based on prevailing market rates and are therefore considered Level 1 instruments. Our financial and non-financial assets and liabilities that are measured on a recurring basis are measured and reported at fair value.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Commodity derivative instruments	$—	$13,591	$—	$13,591
Liabilities:
Commodity derivative instruments	—	9,426	—	9,426
Interest rate derivative instruments	—	3,219	—	3,219
December 31, 2013
Assets:
Commodity derivative instruments	$—	$26,472	$—	$26,472
Liabilities:
Commodity derivative instruments	—	2,391	—	2,391
Interest rate derivative instruments	—	2,202	—	2,202

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Oil and natural gas properties (successful efforts method)	$893,825	$875,126
Unproved properties	1,238	1,258
Other property and equipment	289	290
	895,352	876,674
Accumulated depletion, depreciation and impairment	(449,054)	(431,837)
Total property and equipment, net	$446,298	$444,837

We recorded $8.7 million and $10.1 million of depletion and depreciation expense for the three months ended June 30, 2014 and 2013, respectively. We recorded $17.1 million and $20.2 million of depletion and depreciation expense for the six months ended June 30, 2014 and 2013, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. We did not record any impairment charges in the three or six months ended June 30, 2014 or 2013. If future oil or natural gas prices or our reserves decline, the estimated undiscounted future cash flows for the oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the six months ended June 30, 2014 (in thousands):

Beginning of period	$36,326
Dispositions	(84)
Liabilities incurred	181
Accretion expense	1,013
End of period	37,436
Current portion of asset retirement obligations	(503)
Asset retirement obligations — non-current	$36,933

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500.0 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $235.0 million as of June 30, 2014. Our borrowing base, which is primarily based on the estimated value of our oil, NGL, and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. As of June 30, 2014, we were in compliance with all covenants contained in the Credit Agreement.

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50.0 million senior secured second lien term loan to OLLC. OLLC borrowed $50.0 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement. As of June 30, 2014, we were in compliance with all covenants contained in the Term Loan Agreement. The Term Loan Agreement was amended in June 2014 (Note 10).

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

As of June 30, 2014, we had $245.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2013, we had $250.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended June 30, 2014 and 2013 was $2.6 million and $2.2 million, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $5.1 million and $4.5 million, respectively. As of June 30, 2014 and December 31, 2013, our weighted average interest rate on our outstanding indebtedness was 4.21% and 3.88%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At June 30, 2014, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	2,961,198	5,500,236	5,433,888	5,045,760
Weighted average price		$5.56	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	2,860,739	5,326,559	2,877,047	—
Weighted average price		$(0.1530)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	378,675	683,286	397,488	198,744
Weighted average price		$96.18	$93.39	$86.02	$85.75

Basis swaps (BBLs)	Argus-	195,605	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	137,760	236,149	—	—
Weighted average price		$34.72	$34.46	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2013, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At June 30, 2014 and December 31, 2013, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of June 30, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$	$1,304	$1,915
Gross fair value	—		1,304	1,915
Netting arrangements	—		—	—
Net recorded fair value	$—	$—	$1,304	$1,915

Sale of natural gas production
Price swaps	$7,374	$5,563	$240	$3
Basis swaps	2	49	413	379
Sale of crude oil production
Price swaps	40	458	4,621	3,629
Basis swaps	648	—	—	—
Sale of NGLs
Price swaps	65	4	616	137
Gross fair value	8,129	6,074	5,890	4,148
Netting arrangements	(107)	(505)	(107)	(505)
Net recorded fair value	$8,022	$5,569	$5,783	$3,643

	As of December 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$637	$648	$2,191
Gross fair value	—	637	648	2,191
Netting arrangements	—	(637)	—	(637)
Net recorded fair value	$—	$—	$648	$1,554

Sale of natural gas production
Price swaps	$8,250	$11,937	$196	$73
Basis swaps	56	211	317	65
Sale of crude oil production
Price swaps	1,564	5,042	1,519	331
Basis swaps	227	—	—	—
Sale of NGLs
Price swaps	106	4	662	153
Gross fair value	10,203	17,194	2,694	622
Netting arrangements	(477)	(448)	(477)	(448)
Net recorded fair value	$9,726	$16,746	$2,217	$174

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commodity derivatives (revenue)	$(13,328)	$12,354	$(18,950)	$6,287
Interest rate derivatives (other income (expense), net)	(1,128)	2,657	(1,422)	2,772

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of June 30, 2014, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 18.0% of our outstanding common units and all of our subordinated units, representing an approximate 31.5% limited partner interest in us. As of June 30, 2014, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2013 Annual Report, three separate one-third tranches of the subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We converted 2,240,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on May 16, 2014. We do not expect the second tranche of the subordinated units to convert pursuant to the provisions of our partnership agreement following our distribution for the second quarter of 2014 that will be paid on August 14, 2014. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

Contracts with our General Partner and its Affiliates

As more fully described in our 2013 Annual Report, we have entered into agreements with our general partner and its affiliates. For the three months ended June 30, 2014 and 2013, we paid Lime Rock Management approximately $0.4 million and $0.2 million either directly or indirectly related to these agreements, respectively. For the six months ended June 30, 2014 and 2013, we paid Lime Rock Management approximately $0.6 million and $0.5 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the six months ended June 30, 2014 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2013	$(518)	$263	$(255)
Expenditures	(51,549)	—	(51,549)
Cash paid for expenditures	66,718	—	66,718
Revenues and other	(9,175)	(2)	(9,177)
Balance as of June 30, 2014	$5,476	$261	$5,737

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of June 30, 2014, our general partner and its affiliates held 4,089,600 of our common units, all of our subordinated units and 22,400 general partner units. During the six months ended June 30, 2014 and 2013, we paid cash distributions of $26.0 million and $23.4 million, respectively, to all unitholders as of the respective record dates.

We announced our second quarter 2014 distribution on July 18, 2014 as discussed in Note 14.

10.       Unitholders’ Equity

At-the-Market Offering Program

On February 4, 2014, we launched an “at-the-market” offering program (the “ATM Program”) with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, or any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On June 6, 2014, we entered into an amendment to our Term Loan to waive this requirement through September 30, 2014. During the six months ended June 30, 2014, we received net proceeds from the sale of 885,135 newly issued common units of $14.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.5 million, and used the proceeds for general partnership purposes. During the six months ended June 30, 2014, we paid approximately $0.3 million of aggregate compensation to MLV for sales under the ATM Program.

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

Units Outstanding

As of June 30, 2014, we had 22,674,390 common units, 4,480,000 subordinated units and 22,400 general partner units outstanding. As of June 30, 2014, Fund I owned 4,089,600 common units and all of our subordinated units, representing an approximate 31.5% limited partner interest in us.

11.       Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(7,337)	$20,523	$(4,643)	$13,521
Net income (loss) attributable to common control operations	—	—	—	(448)
Net income (loss) available to unitholders	(7,337)	20,523	(4,643)	13,073
Less: General partner’s interest in net loss (income)	7	(21)	4	(13)
Limited partners’ interest in net income (loss)	$(7,330)	$20,502	$(4,639)	$13,060

Weighted average limited partner units outstanding:
Common units	21,121	19,449	20,376	17,835
Subordinated units	5,612	6,720	6,163	6,720
Total	26,733	26,169	26,539	24,555

Net income (loss) per limited partner unit (basic and diluted)	$(0.27)	$0.78	$(0.17)	$0.53

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of June 30, 2014 and 2013. The aggregate number of common units and subordinated units outstanding was 22,674,390 and 4,480,000, respectively, as of June 30, 2014. The aggregate number of common units and subordinated units outstanding was 19,448,539 and 6,720,000, respectively, as of June 30, 2013.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of June 30, 2014, there were 1,308,345 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of June 30, 2014, is presented below:

	Number of	Weighted Average
	Non-vested	Grant-Date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2013	165,262	$—
Granted	3,012	16.60
Vested	(12,341)	17.92
Forfeited	(13,691)	16.54
Non-vested restricted units at June 30, 2014	142,242	—

As of June 30, 2014, there was approximately $2.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.2 years. There were 49,410 vested restricted units as of June 30, 2014.

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

14.   Subsequent Events

Unit Distribution

On July 18, 2014, we announced that the board of directors of our general partner declared a cash distribution for the second quarter of 2014 of $0.4950 per outstanding unit, or $1.98 on an annualized basis. The distribution will be paid on August 14, 2014 to all unitholders of record as of the close of business on July 31, 2014. The aggregate amount of the distribution will be $13.6 million.

Commodity Hedges

Subsequent to June 30, 2014, we acquired the following commodity hedges:

	Index	2015

Oil positions
Basis swaps (BBLs)	Argus-	397,035
Weighted average price	Midland-Cushing	$(3.41)

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (in thousands):
Oil sales	$20,354	$19,012	$40,510	$34,475
Natural gas sales	7,565	7,720	15,664	13,800
Natural gas liquids sales	2,760	2,275	6,124	4,510
Gain (loss) on commodity derivative instruments, net	(13,328)	12,354	(18,950)	6,287
Other income	40	18	71	87
Total revenues	17,391	41,379	43,419	59,159

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Expenses (in thousands):
Lease operating expense	6,829	5,270	12,664	12,067
Production and ad valorem taxes	2,248	2,198	4,648	4,044
Depletion and depreciation	8,680	10,129	17,145	20,239
General and administrative expense	2,699	2,768	5,881	6,197
Interest expense	2,575	2,249	5,116	4,514
Loss (gain) on interest rate derivative instruments, net	1,128	(2,657)	1,422	(2,772)

Production:
Oil (MBbls)	216	210	434	398
Natural gas (MMcf)	1,666	1,843	3,288	3,651
NGLs (MBbls)	90	73	175	145
Total (MBoe)	584	590	1,157	1,152
Average net production (Boe/d)	6,418	6,484	6,392	6,365

Average sales price:
Oil (per Bbl):
Sales price	$94.23	$90.53	$93.34	$86.62
Effect of settled commodity derivative instruments	(3.50)	0.39	(2.14)	0.80
Realized price	$90.73	$90.92	$91.20	$87.42
Natural gas (per Mcf):
Sales price	$4.54	$4.19	$4.76	$3.78
Effect of settled commodity derivative instruments	0.71	0.87	0.62	1.41
Realized price	$5.25	$5.06	$5.38	$5.19
NGLs (per Bbl):
Sales price	$30.67	$31.16	$34.99	$31.10
Effect of settled commodity derivative instruments	(1.81)	6.26	(2.77)	5.49
Realized price	$28.86	$37.42	$32.22	$36.59

Average unit cost per Boe:
Lease operating expenses	$11.70	$8.93	$10.95	$10.48
Production and ad valorem taxes	3.85	3.72	4.02	3.51
Depletion and depreciation	14.87	17.16	14.82	17.58
General and administrative expenses	4.62	4.69	5.08	5.38

Our Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We recorded a net loss of $7.3 million for the three months ended June 30, 2014 compared to net income of $20.5 million during the three months ended June 30, 2013, primarily related to losses on commodity derivative instruments, higher lease operating expenses, offset by increased revenues and lower depletion and depreciation expense. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended June 30, 2013 and June 30, 2014 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$29,007
Increase (decrease)
Price realization
Oil	777
Natural gas	645
NGLs	(36)
Sales volumes
Oil	565
Natural gas	(800)
NGLs	521
Oil, natural gas and NGL revenues-current period	$30,679

Sales revenues increased from $29.0 million for the three months ended June 30, 2013 to $30.7 million for the three months ended June 30, 2014, primarily due to higher commodity price realizations and oil and NGL sales volumes offset by lower natural gas volumes. Sales revenues for the three months ended June 30, 2014 consisted of oil sales of $20.3 million, natural gas sales of $7.6 million and NGL sales of $2.8 million. Sales revenues for the three months ended June 30, 2013 consisted of oil sales of $19.0 million, natural gas sales of $7.7 million and NGL sales of $2.3 million.

Our production volumes for the three months ended June 30, 2014 included 306 MBbls of oil and NGLs and 1,666 MMcf of natural gas, or 3,363 Bbl/d of oil and NGLs and 18,308 Mcf/d of natural gas. On an equivalent basis, production for the period was 584 MBoe, or 6,418 Boe/d. Our average net production for the three months ended June 30, 2014 was negatively impacted by flaring at the Red Lake field of approximately 30 Boe/d due to third-party compression limits. Our production volumes for the three months ended June 30, 2013 included 283 MBbls of oil and NGLs and 1,843 MMcf of natural gas, or 3,110 Bbl/d of oil and NGLs and 20,253 Mcf/d of natural gas. On an equivalent basis, production for the period was 590 MBoe, or 6,484 Boe/d.  Our average net production for the three months ended June 30, 2013 was negatively impacted by flaring at the Red Lake field of approximately 90 Boe/d due to third-party compression limits.

Our average sales price per Bbl for oil and NGLs for the three months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $94.23 and $30.67, respectively. Our average sales price per Mcf of natural gas for the three months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $4.54. Our average sales price per Bbl for oil and NGLs for the three months ended June 30, 2013, excluding the effect of commodity derivative contracts, was $90.53 and $31.16, respectively. Our average sales price per Mcf of natural gas for the three months ended June 30, 2013, excluding the effect of commodity derivative contracts, was $4.19.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended June 30, 2014 of $13.3 million, which was comprised of positive net cash settlements and amortization of purchases of approximately $0.3 million and declines in the fair value of derivatives of approximately $13.6 million. For the three months ended June 30, 2013, we recorded a net gain from our commodity hedging program of $12.3 million, which was comprised of positive net cash settlements and amortization of approximately $2.1 million and positive fluctuations in fair value of derivatives of approximately $10.2 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $6.8 million, or $11.70 per Boe, for the three months ended June 30, 2014 compared to $5.3 million, or $8.93 per Boe, for the three months ended June 30, 2013. The primary driver of the increased lease operating expenses was higher costs at our Red Lake field associated with the increased development activity and production offset by lower workover expenses.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $2.2 million, or $3.85 per Boe, for the three months ended June 30, 2014 compared to $2.2 million, or $3.72 per Boe, for the three months ended June 30, 2013. Production taxes accounted for approximately $2.1 million and ad valorem taxes for approximately $0.1 million of the total taxes recorded during the three months ended June 30, 2014. Production taxes accounted for approximately $2.0 million and ad valorem taxes for approximately $0.2 million of the total taxes recorded during the three months ended June 30, 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was $8.7 million, or $14.87 per Boe, for the three months ended June 30, 2014 compared to $10.1 million, or $17.16 per Boe, for the three months ended June 30, 2013. The decrease in depletion and depreciation expense and per Boe amounts was primarily related lower property and equipment balances as of June 30, 2014.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the three months ended June 30, 2014 and 2013. If future oil or natural gas prices or reserves decline, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of July 31, 2014, the NYMEX-WTI oil spot price was $98.17 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.74 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $2.7 million, or $4.62 per Boe, for the three months ended June 30, 2014 compared to $2.8 million, or $4.69 per Boe, for the three months ended June 30, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $2.6 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was $1.1 million for the three months ended June 30, 2014, including $0.2 million in negative cash settlements and $0.9 million in declines in fair value of the derivatives. Gain on interest rate derivative contracts, net, was $2.7 million for the three months ended June 30, 2013, including $0.2 million in negative cash settlements and $2.9 million in positive fluctuations in fair value of the derivatives.

Our Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We recorded a net loss of $4.6 million for the six months ended June 30, 2014 compared to net income of $13.5 million during the six months ended June 30, 2013, primarily related to losses on commodity derivative instruments, net and higher operating expenses, offset by increased revenues and lower depletion and depreciation expense. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the six months ended June 30, 2013 and June 30, 2014 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$52,785
Increase (decrease)
Price realization
Oil	2,675
Natural gas	3,592
NGLs	564
Sales volumes
Oil	3,360
Natural gas	(1,728)
NGLs	1,050
Oil, natural gas and NGL revenues-current period	$62,298

Sales revenues increased from $52.8 million for the six months ended June 30, 2013 to $62.3 million for the six months ended June 30, 2014, primarily due to higher commodity price realizations and oil and NGL sales volumes offset by lower natural gas volumes. Sales revenues for the six months ended June 30, 2014 consisted of oil sales of $40.5 million, natural gas sales of $15.7 million and NGL sales of $6.1 million. Sales revenues for the six months ended June 30, 2013 consisted of oil sales of $34.5 million, natural gas sales of $13.8 million and NGL sales of $4.5 million.

Our production volumes for the six months ended June 30, 2014 included 609 MBbls of oil and NGLs and 3,288 MMcf of natural gas, or 3,365 Bbl/d of oil and NGLs and 18,166 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,157 MBoe, or 6,392 Boe/d. Our average net production for the six months ended June 30, 2014 was negatively impacted by flaring at the Red Lake field of approximately 50 Boe/d due to third-party compression limits. Our production volumes for the six months ended June 30, 2013 included 543 MBbls of oil and NGLs and 3,651 MMcf of natural gas, or 3,000 Bbl/d of oil and NGLs and 20,171 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,152 MBoe, or 6,365 Boe/d. Our average net production for the six months ended June 30, 2013 was negatively impacted by flaring at the Red Lake field of approximately 80 Boe/d due to third-party compression limits.

Our average sales price per Bbl for oil and NGLs for the six months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $93.34 and $34.99, respectively. Our average sales price per Mcf of natural gas for the six months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $4.76. Our average sales price per Bbl for oil and NGLs for the six months ended June 30, 2013, excluding the effect of commodity derivative contracts, was $86.62 and $31.10, respectively. Our average sales price per Mcf of natural gas for the six months ended June 30, 2013, excluding the effect of commodity derivative contracts, was $3.78.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the six months ended June 30, 2014 of $18.9 million, which was comprised of positive net cash settlements and amortization of purchases of approximately $0.6 million and declines in the fair value of derivatives of approximately $19.5 million. For the six months ended June 30, 2013, we recorded a net gain from our commodity hedging program of $6.3 million, which was comprised of positive net cash settlements and amortization of approximately $6.3 million and positive fluctuations in fair value of derivatives of less than $0.1 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $12.7 million, or $10.95 per Boe, for the six months ended June 30, 2014 compared to $12.1 million, or $10.48 per Boe, for the six months ended June 30, 2013. Lease operating expenses increased by approximately $1.5 million primarily due to increased development activity and production at the Red Lake field offset by lower workover expenses of approximately $0.9 million.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $4.6 million, or $4.02 per Boe, for the six months ended June 30, 2014 compared to $4.0 million, or $3.51 per Boe, for the six months ended June 30, 2013. The increase in production and ad valorem taxes was primarily due to increased severance taxes at the Red Lake field. Production taxes accounted for approximately $4.3 million and ad valorem taxes for $0.3 million of the total taxes recorded during the six months ended June 30, 2014. Production taxes accounted for approximately $3.6 million and ad valorem taxes for $0.4 million of the total taxes recorded during the six months ended June 30, 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was $17.1 million, or $14.82 per Boe, for the six months ended June 30, 2014 compared to $20.2 million, or $17.58 per Boe, for the six months ended June 30, 2013. The decrease in depletion and depreciation expense and per Boe amounts was primarily related lower property and equipment balances as of June 30, 2014.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the six months ended June 30, 2014 and 2013. If future oil or natural gas prices or reserves decline, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of July 31, 2014, the NYMEX-WTI oil spot price was $98.17 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.74 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $5.9 million, or $5.08 per Boe, for the six months ended June 30, 2014 compared to $6.2 million, or $5.38 per Boe, for the six months ended June 30, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $5.1 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was $1.4 million for the six months ended June 30, 2014, including $0.4 million in negative cash settlements and $1.0 million in declines in fair value of the derivatives. Gain on interest rate derivative contracts, net, was $2.8 million for the six months ended June 30, 2013, including $0.3 million in negative cash settlements and $3.1 million in positive fluctuations in fair value of the derivatives.

Non-GAAP Financial Measures

Below we disclose the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow for the periods presented and provide reconciliations of these items to net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss) plus or minus:

•                  Income tax expense;

•                  Interest expense-net, including loss (gain) on interest rate derivative instruments, net;

•                  Depletion and depreciation;

•                  Accretion of asset retirement obligations;

•                  Amortization of equity awards;

•                  Loss (gain) on settlement of asset retirement obligations;

•                  Loss (gain) on commodity derivative instruments, net;

•                  Commodity derivative instrument net cash settlements;

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

We define Distributable Cash Flow as Adjusted EBITDA less cash income tax expense, cash interest expense and estimated maintenance capital.

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

Our management believes that both Adjusted EBITDA and Distributable Cash Flow are useful to investors because these measures are used by many partnerships in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income (loss), operating income (loss), or any other measures of financial performance presented in accordance with GAAP. Our Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA and Distributable Cash Flow in the same manner.

Our Adjusted EBITDA for the three months ended June 30, 2014 and 2013 was $19.6 million and $21.3 million, respectively. The decrease was primarily driven by higher lease operating expenses. Our Adjusted EBITDA for the six months ended June 30, 2014 and 2013 was $40.7 million and $37.6 million, respectively. The increase was primarily driven by higher revenues.

Our Distributable Cash Flow for the three months ended June 30, 2014 and 2013 was $11.8 million and $13.9 million, respectively. The decrease in Distributable Cash Flow was driven by the decreased Adjusted EBITDA as discussed above and increased cash interest expense. Our Distributable Cash Flow for the six months ended June 30, 2014 and 2013 was $25.2 million and $22.7 million, respectively. The increase in Distributable Cash Flow was driven by the increased Adjusted EBITDA as discussed above offset by increased cash interest expense.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income (Loss)

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Net income (loss)	$(7,337)	$20,523	$(4,643)	$13,521
Income tax expense	38	62	112	67
Interest expense-net, including loss (gain) on interest rate derivative instruments, net	3,703	(408)	6,538	1,742
Depletion and depreciation	8,680	10,129	17,145	20,239
Accretion of asset retirement obligations	510	477	1,013	947
Amortization of equity awards	249	138	534	253
Loss (gain) on settlement of asset retirement obligations	21	360	61	335
Loss (gain) on commodity derivative instruments, net	13,328	(12,354)	18,950	(6,287)
Commodity derivative instrument net cash settlements	444	2,404	967	6,756
Impairment of oil and natural gas properties	—	—	—	—
Adjusted EBITDA	$19,636	$21,331	$40,677	$37,573

Adjusted EBITDA	19,636	21,331	40,677	37,573
Income tax expense	(44)	(47)	(88)	(73)
Cash interest expense	(2,757)	(2,314)	(5,401)	(4,616)
Estimated maintenance capital (1)	(5,000)	(5,075)	(10,000)	(10,150)
Distributable cash flow	$11,835	$13,895	$25,188	$22,734

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

On February 4, 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. During the six months ended June 30, 2014, we received net proceeds from the sale of 885,135 newly issued common units of $14.8 million, after deducting underwriting discounts and commissions and offering expenses of $0.5 million, and used the proceeds for general partnership purposes. During the six months ended June 30, 2014, we paid approximately $0.3 million of aggregate compensation to MLV for sales under the ATM Program.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. On June 6, 2014, we entered into an amendment to our term loan to waive this requirement through September 30, 2014.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of July 31, 2014, quarterly distributions to all of our unitholders at our current quarterly distribution rate would total $13.6 million.

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

As of June 30, 2014, we had borrowing capacity of $40.0 million under our $500.0 million revolving credit facility ($235.0 million borrowing base less $195.0 million of outstanding borrowings) and $2.9 million of cash on hand. As of June 30, 2014, we had no available borrowing capacity under our $50.0 million term loan.

Based upon current oil and natural gas price expectations and our commodity derivatives positions at June 30, 2014, which cover 86% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations, proceeds from our ATM Program and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to fund our total planned 2014 capital expenditures and annualized cash distributions as described above.

We expect to spend $37.5 million in total capital expenditures in 2014, of which $20.0 million represents maintenance capital expenditures on the development of our existing oil and natural gas properties.

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2014 through external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, including through our ATM Program.

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a five-year, $500.0 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $235.0 million as of June 30, 2014. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

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

If we fail to perform our obligations under the covenants described in our 2013 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2014, we were in compliance with our covenants contained in the Credit Agreement.

At June 30, 2014, we had $195.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $40.0 million. As of July 31, 2014, we had approximately $190.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $45.0 million.

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50.0 million senior secured second lien term loan to OLLC. OLLC borrowed $50.0 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement.

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2013 Annual Report. As of June 30, 2014, we were in compliance with all covenants contained in the Term Loan Agreement.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps and collars in place as of June 30, 2014. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2014	$96.18	2,058	$34.72	749	$5.56	16,093
2015	$93.39	1,872	$34.46	647	$5.72	15,069
2016	$86.02	1,089	$—	—	$4.29	14,887
2017	$85.75	545	$—	—	$4.61	13,824

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of June 30, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2014	$(0.2131)	6,268	$(0.0839)	3,317	$(0.1291)	5,070	$(0.1229)	892
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of June 30, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Argus – Midland-Cushing
Term	$/Bbl	Bbl/d

2014	$(1.00)	1,063

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$31,663	$27,115
Investing activities	(17,029)	(14,375)
Financing activities	(16,180)	(11,315)

Operating Activities.

Net cash provided by operating activities was $31.7 million and $27.1 million for the six months ended June 30, 2014 and 2013, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $11.6 million and $17.1 million at June 30, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $2.9 million and $4.4 million at June 30, 2014 and December 31, 2013, respectively.

Investing Activities.

Net cash used in investing activities was $17.0 million and $14.4 million for the six months ended June 30, 2014 and 2013, respectively, which primarily represented additions to our property and equipment balances during the periods.

Financing Activities.

Cash flows used in financing activities was $16.2 million for the six months ended June 30, 2014, and consisted of net proceeds received from an equity offering of $14.8 million offset by distributions to unitholders of $26.0 million and net repayments on the Credit Agreement of $5.0 million.

Cash flows used in financing activities was approximately $11.3 million for the six months ended June 30, 2013, which consisted of net proceeds from the March 2013 equity offering of $59.5 million and net borrowings of $14.0 million offset by distributions paid to our unitholders of $23.4 million and contributions and distributions to Lime Rock Resources of $61.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Third Amendment dated as of June 6, 2014 to Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on June 11, 2014).

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: August 6, 2014	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: August 6, 2014	By:	/s/ Jaime R. Casas
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

10.1

Third Amendment dated as of June 6, 2014 to Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on June 11, 2014).

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