Form 10-Q
period 2014-09-30
LRR Energy, L.P.
filed 2014-11-05
CIK 1519632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 23,315,146 Common Units, 4,480,000 Subordinated Units and 22,400 General Partner Units outstanding as of October 31, 2014.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,751	$4,417
Accounts receivable	9,269	9,867
Commodity derivative instruments	14,508	9,726
Due from affiliates	5,760	—
Prepaid expenses	2,858	1,603
Total current assets	43,146	25,613
Property and equipment (successful efforts method)	904,497	876,674
Accumulated depletion, depreciation and impairment	(457,732)	(431,837)
Total property and equipment, net	446,765	444,837
Commodity derivative instruments	7,722	16,746
Deferred financing costs, net of accumulated amortization and other	1,100	1,154
TOTAL ASSETS	$498,733	$488,350
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,094	$2,300
Accrued capital cost	4,507	2,574
Due to affiliates	—	255
Commodity derivative instruments	510	2,217
Interest rate derivative instruments	1,781	648
Asset retirement obligations	510	488
Total current liabilities	11,402	8,482
Long-term liabilities:
Commodity derivative instruments	559	174
Interest rate derivative instruments	709	1,554
Term loan	50,000	50,000
Revolving credit facility	200,000	200,000
Asset retirement obligations	37,479	35,838
Deferred tax liabilities	88	44
Total long-term liabilities	288,835	287,610
Total liabilities	300,237	296,092
Unitholders’ equity:
General partner (22,400 units issued and outstanding as of September 30, 2014 and December 31, 2013)	290	303
Public common unitholders (19,078,939 units issued and outstanding as of September 30, 2014 and 17,710,334 units issued and outstanding as of December 31, 2013)	193,516	181,290
Affiliated common unitholders (4,089,600 units issued and outstanding as of September 30, 2014 and 1,849,600 issued and outstanding as of December 31, 2013)	2,088	2,093
Subordinated unitholders (4,480,000 units issued and outstanding as of September 30, 2014 and 6,720,000 units issued and outstanding as of December 31, 2013)	2,602	8,572
Total unitholders’ equity	198,496	192,258
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$498,733	$488,350

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$19,258	$22,239	$59,768	$56,714
Natural gas sales	6,542	6,564	22,206	20,364
Natural gas liquids sales	2,771	2,655	8,895	7,165
Gain (loss) on commodity derivative instruments, net	19,771	(6,282)	821	5
Other income	40	19	111	106
Total revenues	48,382	25,195	91,801	84,354

Operating expenses:
Lease operating expense	6,024	6,005	18,688	18,072
Production and ad valorem taxes	2,172	2,434	6,820	6,478
Depletion and depreciation	8,711	9,533	25,856	29,772
Accretion expense	519	486	1,532	1,433
Loss (gain) on settlement of asset retirement obligations	10	(1)	71	334
General and administrative expense	2,629	2,669	8,510	8,866
Total operating expenses	20,065	21,126	61,477	64,955

Operating income (loss)	28,317	4,069	30,324	19,399

Other income (expense), net
Interest expense	(2,551)	(2,349)	(7,667)	(6,863)
Gain (loss) on interest rate derivative instruments, net	492	(1,401)	(930)	1,371
Other income (expense), net	(2,059)	(3,750)	(8,597)	(5,492)

Income (loss) before taxes	26,258	319	21,727	13,907
Income tax expense	(26)	(35)	(138)	(102)
Net income (loss)	$26,232	$284	$21,589	$13,805
Net (income) loss attributable to common control operations	—	—	—	(448)
Net income (loss) available to unitholders	$26,232	$284	$21,589	$13,357

Computation of net income (loss) per limited partner unit:

General partner’s interest in net income (loss)	$26	$—	$22	$13

Limited partners’ interest in net income (loss)	$26,206	$284	$21,567	$13,344

Net income (loss) per limited partner unit (basic and diluted)	$0.95	$0.01	$0.80	$0.53

Weighted average number of limited partner units outstanding (basic and diluted)	27,481	26,169	26,856	25,098

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

		Limited Partners
	General	Public	Affiliated
	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2013	$303	$181,290	$2,093	$8,572	$192,258
Equity offering, net of expenses	—	23,419	—	—	23,419
Amortization of equity awards	—	819	—	—	819
Conversion of subordinated units	—	—	623	(623)	—
Distribution	(33)	(26,894)	(3,856)	(8,806)	(39,589)
Net income (loss)	20	14,882	3,228	3,459	21,589
Balance, September 30, 2014	$290	$193,516	$2,088	$2,602	$198,496

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,589	$13,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	25,856	29,772
Accretion expense	1,532	1,433
Amortization of equity awards	819	391
Amortization of derivative contracts	510	746
Amortization of deferred financing costs and other	313	290
Loss (gain) on settlement of asset retirement obligations	71	334
Changes in operating assets and liabilities:
Change in receivables	598	(3,317)
Change in prepaid expenses	(1,515)	(230)
Change in derivative assets and liabilities	2,698	5,137
Change in amounts due to/from affiliates	(6,015)	(4,270)
Change in accrued liabilities and deferred tax liabilities	1,838	3,618
Net cash provided by (used in) operating activities	48,294	47,709

CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(25,840)	(24,857)
Disposition of oil and natural gas properties	50	—
Net cash provided by (used in) investing activities	(25,790)	(24,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	30,000	45,000
Principal payments on revolving credit facility	(30,000)	(28,000)
Equity offering, net of expenses	23,419	59,513
Distributions	(39,589)	(36,125)
Distribution to Lime Rock Resources	—	(60,672)
Contribution to Lime Rock Resources	—	(734)
Net cash provided by (used in) financing activities	(16,170)	(21,018)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,334	1,834

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,417	3,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,751	$5,301

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	$2,125	$2,892
Asset retirement obligations	(235)	(417)

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

Recent accounting pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenueto depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are still evaluating the impact of our adoption of ASU No. 2014-09.

On August 27, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our financial statement disclosures.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Commodity derivative instruments	$—	$22,230	$—	$22,230
Liabilities:
Commodity derivative instruments	—	1,069	—	1,069
Interest rate derivative instruments	—	2,490	—	2,490
December 31, 2013
Assets:
Commodity derivative instruments	$—	$26,472	$—	$26,472
Liabilities:
Commodity derivative instruments	—	2,391	—	2,391
Interest rate derivative instruments	—	2,202	—	2,202

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Oil and natural gas properties (successful efforts method)	$902,988	$875,126
Unproved properties	1,238	1,258
Other property and equipment	271	290
	904,497	876,674
Accumulated depletion, depreciation and impairment	(457,732)	(431,837)
Total property and equipment, net	$446,765	$444,837

We recorded $8.7 million and $9.5 million of depletion and depreciation expense for the three months ended September 30, 2014 and 2013, respectively. We recorded $25.9 million and $29.8 million of depletion and depreciation expense for the nine months ended September 30, 2014 and 2013, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. We did not record any impairment charges in the three or nine months ended September 30, 2014 or 2013. If future oil or natural gas prices or our reserves decline, the estimated undiscounted future cash flows for the oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the nine months ended September 30, 2014 (in thousands):

Beginning of period	$36,326
Dispositions	(85)
Liabilities incurred	235
Liabilities settled	(19)
Accretion expense	1,532
End of period	37,989
Current portion of asset retirement obligations	(510)
Asset retirement obligations — non-current	$37,479

7.              Long-Term Debt

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a five-year, $500.0 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $235.0 million as of September 30, 2014. Our borrowing base, which is primarily based on the estimated value of our oil, NGL, and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. As of September 30, 2014, we were in compliance with all covenants contained in the Credit Agreement. The Credit Agreement was amended in October 2014 (Note 14).

Term Loan Agreement

On June 28, 2012, we, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50.0 million senior secured second lien term loan to OLLC. OLLC borrowed $50.0 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement. As of September 30, 2014, we were in compliance with all covenants contained in the Term Loan Agreement. The Term Loan Agreement was amended in October 2014 (Note 14).

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

As of September 30, 2014, we had $250.0 million of outstanding debt and accrued interest was approximately $0.1 million. As of December 31, 2013, we had $250.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended September 30, 2014 and 2013 was $2.6 million and $2.3 million, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $7.7 million and $6.9 million, respectively. As of September 30, 2014 and December 31, 2013, our weighted average interest rate on our outstanding indebtedness was 4.18% and 3.88%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At September 30, 2014, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017	2018
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	1,462,599	5,500,236	5,433,888	5,045,760	2,374,800
Weighted average price		$5.61	$5.72	$4.29	$4.61	$4.28

Basis swaps (MMBTUs)	(1)	1,412,369	5,326,559	2,877,047	—	—
Weighted average price		$(0.1534)	$(0.1661)	$(0.1115)	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	204,595	757,321	610,131	266,574	65,280
Weighted average price		$96.14	$93.16	$87.27	$86.06	$86.45

Basis swaps (BBLs)	Argus-	95,570	397,035	—	—	—
Weighted average price	Midland-Cushing	$(1.0000)	$(3.4087)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	66,569	236,149	—	—	—
Weighted average price		$34.71	$34.46	$—	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2013, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

	Index	2014	2015	2016	2017
Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.0000)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At September 30, 2014 and December 31, 2013, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of September 30, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$82	$1,781	$791
Gross fair value	—	82	1,781	791
Netting arrangements	—	(82)	—	(82)
Net recorded fair value	$—	$—	$1,781	$709

Sale of natural gas production
Price swaps	$9,310	$5,283	$22	$91
Basis swaps	—	—	473	481
Sale of crude oil production
Price swaps	4,328	2,605	228	261
Basis swaps	875	74	—	—
Sale of NGLs
Price swaps	326	43	118	9
Gross fair value	14,839	8,005	841	842
Netting arrangements	(331)	(283)	(331)	(283)
Net recorded fair value	$14,508	$7,722	$510	$559

	As of December 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$637	$648	$2,191
Gross fair value	—	637	648	2,191
Netting arrangements	—	(637)	—	(637)
Net recorded fair value	$—	$—	$648	$1,554

Sale of natural gas production
Price swaps	$8,250	$11,937	$196	$73
Basis swaps	56	211	317	65
Sale of crude oil production
Price swaps	1,564	5,042	1,519	331
Basis swaps	227	—	—	—
Sale of NGLs
Price swaps	106	4	662	153
Gross fair value	10,203	17,194	2,694	622
Netting arrangements	(477)	(448)	(477)	(448)
Net recorded fair value	$9,726	$16,746	$2,217	$174

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity derivatives (revenue)	$19,771	$(6,282)	$821	$5
Interest rate derivatives (other income (expense), net)	492	(1,401)	(930)	1,371

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of September 30, 2014, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 17.7% of our outstanding common units and all of our subordinated units, representing an approximate 31.0% limited partner interest in us. As of September 30, 2014, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2013 Annual Report, three separate one-third tranches of the subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We converted 2,240,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on May 16, 2014. We do not expect the second tranche of the subordinated units to convert pursuant to the provisions of our partnership agreement following our distribution for the third quarter of 2014 that will be paid on November 14, 2014. Each quarter, we will determine whether the test for conversion of the subordinated units has been met until the subordinated units convert pursuant to the provisions of our partnership agreement.

Contracts with our General Partner and its Affiliates

As more fully described in our 2013 Annual Report, we have entered into agreements with our general partner and its affiliates. For the three months ended September 30, 2014 and 2013, we paid Lime Rock Management approximately $0.5 million either directly or indirectly related to these agreements. For the nine months ended September 30, 2014 and 2013, we paid Lime Rock Management approximately $1.1 million and $1.0 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the nine months ended September 30, 2014 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2013	$(518)	$263	$(255)
Expenditures	(76,677)	—	(76,677)
Cash paid for expenditures	98,911	—	98,911
Revenues and other	(16,217)	(2)	(16,219)
Balance as of September 30, 2014	$5,499	$261	$5,760

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of September 30, 2014, our general partner and its affiliates held 4,089,600 of our common units, all of our subordinated units and 22,400 general partner units. During the nine months ended September 30, 2014 and 2013, we paid cash distributions of $39.6 million and $36.1 million, respectively, to all unitholders as of the respective record dates.

We announced our third quarter 2014 distribution on October 17, 2014 as discussed in Note 14.

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

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. In October 2014, we entered into an amendment to our Term Loan to waive this requirement through March 31, 2015 (Note 14). During the nine months ended September 30, 2014, we received net proceeds from the sale of 1,375,239 newly issued common units of $23.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.7 million, and used the proceeds for general partnership purposes. During the nine months ended September 30, 2014, we paid approximately $0.5 million of aggregate compensation to MLV for sales under the ATM Program.

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

Units Outstanding

As of September 30, 2014, we had 23,168,539 common units, 4,480,000 subordinated units and 22,400 general partner units outstanding. As of September 30, 2014, Fund I owned 4,089,600 common units and all of our subordinated units, representing an approximate 31.0% limited partner interest in us.

11.       Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$26,232	$284	$21,589	$13,805
Net income (loss) attributable to common control operations	—	—	—	(448)
Net income (loss) available to unitholders	26,232	284	21,589	13,357
Less: General partner’s interest in net (income) loss	(26)	—	(22)	(13)
Limited partners’ interest in net income (loss)	$26,206	$284	$21,567	$13,344

Weighted average limited partner units outstanding:
Common units	23,001	19,449	21,260	18,378
Subordinated units	4,480	6,720	5,596	6,720
Total	27,481	26,169	26,856	25,098

Net income (loss) per limited partner unit (basic and diluted)	$0.95	$0.01	$0.80	$0.53

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of September 30, 2014 and 2013.

The aggregate number of common units and subordinated units outstanding was 23,168,539 and 4,480,000, respectively, as of September 30, 2014. The aggregate number of common units and subordinated units outstanding was 19,448,539 and 6,720,000, respectively, as of September 30, 2013.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of September 30, 2014, there were 1,304,300 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of September 30, 2014, is presented below:

	Number of	Weighted Average
	Non-vested	Grant-Date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2013	165,265	$16.73
Granted	7,057	17.71
Vested	(12,341)	17.92
Forfeited	(13,691)	16.54
Non-vested restricted units at September 30, 2014	146,290	16.69

As of September 30, 2014, there was approximately $1.6 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.0 years. There were 49,410 vested restricted units as of September 30, 2014.

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

14.       Subsequent Events

Unit Distribution

On October 17, 2014, we announced that the board of directors of our general partner declared a cash distribution for the third quarter of 2014 of $0.4975 per outstanding unit, or $1.99 on an annualized basis. The distribution will be paid on November 14, 2014 to all unitholders of record as of the close of business on October 31, 2014. The aggregate amount of the distribution will be $13.8 million.

Commodity Hedges

Subsequent to September 30, 2014, we acquired the following commodity hedges:

	Index	2017	2018

Oil positions
Price swaps (BBLs)	NYMEX-	118,286	497,242
Weighted average price	WTI	$83.75	$81.71

Stroud Field Acquisition

In August 2014, we entered into a definitive agreement to acquire oil and natural gas properties in the Stroud field located in Lincoln and Creek Counties, Oklahoma for a purchase price of $38.0 million, subject to customary purchase price adjustments. We financed the acquisition with borrowings under our Credit Agreement. The effective date of the transaction was September 1, 2014, and closing of the transaction occurred on October 1, 2014.

Amendments to Credit Agreement and Term Loan Agreement

On October 1, 2014, we entered into the Fourth Amendment (“Fourth Credit Agreement Amendment”) to the Credit Agreement. The Fourth Credit Agreement Amendment, among other things, (i) reduced the interest rate margins applicable to the loans and other obligations thereunder, with margins ranging from 1.50% to 2.50% for eurodollar loans, and from 0.50% to 1.50% for base rate loans, in each case based on utilization of the credit facility, (ii) extended the maturity date to October 1, 2019, (iii) increased the maximum credit amount to $750,000,000, (iv) increased the borrowing base to $260,000,000 and (v) confirmed that, notwithstanding the increase to maximum credit amount, the obligations under Credit Agreement remain subject to a $500,000,000 first lien cap pursuant to the Intercreditor Agreement.

On October 1, 2014, we entered into the Fourth Amendment (“Fourth Term Loan Agreement Amendment”) to the Term Loan Agreement. The Fourth Term Loan Agreement Amendment, among other things, amended the Term Loan Agreement to exclude certain sales of common units representing limited partner interests in us made on and after October 1, 2014 and on and before March 31, 2015 from compliance with the mandatory prepayment provision under the Term Loan Agreement that requires us to use 50% of the net cash proceeds from any equity offering to repay borrowings outstanding under the Term Loan Agreement. The Fourth Term Loan Agreement Amendment also extended the maturity date of the Term Loan Agreement to April 1, 2020.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues (in thousands):
Oil sales	$19,258	$22,239	$59,768	$56,714
Natural gas sales	6,542	6,564	22,206	20,364
Natural gas liquids sales	2,771	2,655	8,895	7,165
Gain (loss) on commodity derivative instruments, net	19,771	(6,282)	821	5
Other income	40	19	111	106
Total revenues	48,382	25,195	91,801	84,354

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Expenses (in thousands):
Lease operating expense	6,024	6,005	18,688	18,072
Production and ad valorem taxes	2,172	2,434	6,820	6,478
Depletion and depreciation	8,711	9,533	25,856	29,772
General and administrative expense	2,629	2,669	8,510	8,866
Interest expense	2,551	2,349	7,667	6,863
Loss (gain) on interest rate derivative instruments, net	(492)	1,401	930	(1,371)
Production:
Oil (MBbls)	219	216	653	614
Natural gas (MMcf)	1,609	1,849	4,897	5,500
NGLs (MBbls)	93	84	268	229
Total (MBoe)	580	608	1,737	1,760
Average net production (Boe/d)	6,304	6,609	6,363	6,447
Average sales price:
Oil (per Bbl):
Sales price	$87.94	$102.96	$91.53	$92.37
Effect of settled commodity derivative instruments	2.96	(9.76)	(0.43)	(2.92)
Realized price	$90.90	$93.20	$91.10	$89.45
Natural gas (per Mcf):
Sales price	$4.07	$3.55	$4.53	$3.70
Effect of settled commodity derivative instruments	1.22	1.40	0.82	1.40
Realized price	$5.29	$4.95	$5.35	$5.10
NGLs (per Bbl):
Sales price	$29.83	$31.61	$33.21	$31.29
Effect of settled commodity derivative instruments	(0.22)	3.83	(1.88)	4.88
Realized price	$29.61	$35.44	$31.33	$36.17
Average unit cost per Boe:
Lease operating expenses	$10.39	$9.87	$10.76	$10.27
Production and ad valorem taxes	3.74	4.00	3.93	3.68
Depletion and depreciation	15.02	15.67	14.89	16.92
General and administrative expenses	4.53	4.39	4.90	5.04

Our Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We recorded net income of $26.2 million for the three months ended September 30, 2014 compared to net income of $0.3 million during the three months ended September 30, 2013, primarily related to gains on commodity and interest rate derivative instruments and lower depletion and depreciation, offset by lower revenues from oil sales. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended September 30, 2013 and September 30, 2014 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$31,458
Increase (decrease)
Price realization
Oil	(3,257)
Natural gas	961
NGLs	(150)
Sales volumes
Oil	264
Natural gas	(973)
NGLs	268
Oil, natural gas and NGL revenues-current period	$28,571

Sales revenues decreased from $31.5 million for the three months ended September 30, 2013 to $28.6 million for the three months ended September 30, 2014, primarily due to lower oil price realizations and natural gas sales volumes offset by higher natural gas price realizations. Sales revenues for the three months ended September 30, 2014 consisted of oil sales of $19.3 million, natural gas sales of $6.5 million and NGL sales of $2.8 million. Sales revenues for the three months ended September 30, 2013 consisted of oil sales of $22.2 million, natural gas sales of $6.6 million and NGL sales of $2.7 million.

Our production volumes for the three months ended September 30, 2014 included 312 MBbls of oil and NGLs and 1,609 MMcf of natural gas, or 3,390 Bbl/d of oil and NGLs and 17,489 Mcf/d of natural gas. On an equivalent basis, production for the period was 580 MBoe, or 6,304 Boe/d. Our average net production for the three months ended September 30, 2014 was impacted by flaring at our Red Lake field of approximately 25 Boe/d. Due to flooding, production at our Corral Canyon field was negatively impacted by approximately 25 Boe/d during the three months ended September 30, 2014. Our production volumes for the three months ended September 30, 2013 included 300 MBbls of oil and NGLs and 1,849 MMcf of natural gas, or 3,261 Bbl/d of oil and NGLs and 20,098 Mcf/d of natural gas. On an equivalent basis, production for the period was 608 MBoe, or 6,609 Boe/d.

Our average sales price per Bbl for oil and NGLs for the three months ended September 30, 2014, excluding the effect of commodity derivative contracts, was $87.94 and $29.83, respectively. Our average sales price per Mcf of natural gas for the three months ended September 30, 2014, excluding the effect of commodity derivative contracts, was $4.07. Our average sales price per Bbl for oil and NGLs for the three months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $102.96 and $31.61, respectively. Our average sales price per Mcf of natural gas for the three months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $3.55.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain on our commodity hedging program for the three months ended September 30, 2014 of $19.8 million, which was comprised of positive net cash settlements and amortization of approximately $2.6 million and positive fluctuations in the fair value of derivatives of approximately $17.2 million. For the three months ended September 30, 2013, we recorded a net loss from our commodity hedging program of $6.3 million, which was comprised of positive net cash settlements and amortization of approximately $0.8 million and declines in fair value of derivatives of approximately $7.1 million. Volatility in commodity prices had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $6.0 million, or $10.39 per Boe, for the three months ended September 30, 2014 compared to $6.0 million, or $9.87 per Boe, for the three months ended September 30, 2013.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $2.2 million, or $3.74 per Boe, for the three months ended September 30, 2014 compared to $2.4 million, or $4.00 per Boe, for the three months ended September 30, 2013. Production taxes accounted for approximately $2.0 million and ad valorem taxes for approximately $0.1 million of the total taxes recorded during the three months ended September 30, 2014. Production taxes accounted for approximately $2.2 million and ad valorem taxes for approximately $0.2 million of the total taxes recorded during the three months ended September 30, 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was $8.7 million, or $15.02 per Boe, for the three months ended September 30, 2014 compared to $9.5 million, or $15.67 per Boe, for the three months ended September 30, 2013. The decrease in depletion and depreciation expense and per Boe amounts was primarily related to lower property and equipment balances as of September 30, 2014.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the three months ended September 30, 2014 and 2013. If future oil or natural gas prices or reserves decline, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of October 31, 2014, the NYMEX-WTI oil spot price was $80.54 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.78 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $2.6 million, or $4.53 per Boe, for the three months ended September 30, 2014 compared to $2.7 million, or $4.39 per Boe, for the three months ended September 30, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $2.6 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively.

Effects of Interest Rate Derivatives. Gain on interest rate derivative contracts, net, was $0.5 million for the three months ended September 30, 2014, including $0.2 million in negative cash settlements and $0.7 million in positive fluctuations in fair value of the derivatives. Loss on interest rate derivative contracts, net, was $1.4 million for the three months ended September 30, 2013, including $0.2 million in negative cash settlements and $1.2 million in declines in fair value of the derivatives.

Our Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We recorded a net income of $21.6 million for the nine months ended September 30, 2014 compared to net income of $13.8 million during the nine months ended September 30, 2013, primarily related to increased revenues, gains on commodity derivative instruments, net, lower depletion and depreciation expense, offset by higher operating expenses and interest expense. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the nine months ended September 30, 2013 and September 30, 2014 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$84,243
Increase (decrease)
Price realization
Oil	(516)
Natural gas	4,569
NGLs	440
Sales volumes
Oil	3,570
Natural gas	(2,732)
NGLs	1,295
Oil, natural gas and NGL revenues-current period	$90,869

Sales revenues increased from $84.2 million for the nine months ended September 30, 2013 to $90.9 million for the nine months ended September 30, 2014, primarily due to higher natural gas price realizations and oil and NGL sales volumes offset by lower natural gas volumes. Sales revenues for the nine months ended September 30, 2014 consisted of oil sales of $59.8 million, natural gas sales of $22.2 million and NGL sales of $8.9 million. Sales revenues for the nine months ended September 30, 2013 consisted of oil sales of $56.7 million, natural gas sales of $20.3 million and NGL sales of $7.2 million.

Our production volumes for the nine months ended September 30, 2014 included 921 MBbls of oil and NGLs and 4,897 MMcf of natural gas, or 3,373 Bbl/d of oil and NGLs and 17,938 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,737 MBoe, or 6,363 Boe/d. Our average net production for the nine months ended September 30, 2014 was impacted by flaring at our Red Lake field of approximately 40 Boe/d. Our production volumes for the nine months ended September 30, 2013 included 843 MBbls of oil and NGLs and 5,500 MMcf of natural gas, or 3,088 Bbl/d of oil and NGLs and 20,147 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,760 MBoe, or 6,447 Boe/d. The increase in oil and NGL sales volumes was primarily driven by the continued drilling at our Red Lake field. Given our focus on drilling at the Red Lake field, the production at our natural gas properties has decreased due to the natural decline of the wells.

Our average sales price per Bbl for oil and NGLs for the nine months ended September 30, 2014, excluding the effect of commodity derivative contracts, was $91.53 and $33.21, respectively. Our average sales price per Mcf of natural gas for the nine months ended September 30, 2014, excluding the effect of commodity derivative contracts, was $4.53. Our average sales price per Bbl for oil and NGLs for the nine months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $92.37 and $31.29, respectively. Our average sales price per Mcf of natural gas for the nine months ended September 30, 2013, excluding the effect of commodity derivative contracts, was $3.70.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the nine months ended September 30, 2014 of $0.8 million, which was comprised of positive net cash settlements and amortization of approximately $3.2 million and declines in the fair value of derivatives of approximately $2.4 million. For the nine months ended September 30, 2013, we recorded a net gain from our commodity hedging program of less than $0.1 million, which was comprised of positive net cash settlements and amortization of approximately $7.1 million and declines in fair value of derivatives of approximately $7.0 million. Volatility in commodity prices had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $18.7 million, or $10.76 per Boe, for the nine months ended September 30, 2014 compared to $18.1 million, or $10.27 per Boe, for the nine months ended September 30, 2013.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $6.8 million, or $3.93 per Boe, for the nine months ended September 30, 2014 compared to $6.5 million, or $3.68 per Boe, for the nine months ended September 30, 2013. Production taxes accounted for approximately $6.4 million and ad valorem taxes for $0.4 million of the total taxes recorded during the nine months ended September 30, 2014. Production taxes accounted for approximately $5.9 million and ad valorem taxes for $0.6 million of the total taxes recorded during the nine months ended September 30, 2013.

Depletion and Depreciation.  Our depletion and depreciation expense was $25.9 million, or $14.89 per Boe, for the nine months ended September 30, 2014 compared to $29.8 million, or $16.92 per Boe, for the nine months ended September 30, 2013. The decrease in depletion and depreciation expense and per Boe amounts was primarily related to lower property and equipment balances as of September 30, 2014.

Impairment of Oil and Natural Gas Properties.  We did not record an impairment charge in the nine months ended September 30, 2014 and 2013. If future oil or natural gas prices or reserves decline, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of October 31, 2014, the NYMEX-WTI oil spot price was $80.54 per Bbl and the NYMEX-Henry Hub natural gas spot price was $3.78 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $8.5 million, or $4.90 per Boe, for the nine months ended September 30, 2014 compared to $8.9 million, or $5.04 per Boe, for the nine months ended September 30, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $7.7 million and $6.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was $0.9 million for the nine months ended September 30, 2014, including $0.6 million in negative cash settlements and $0.3 million in declines in fair value of the derivatives. Gain on interest rate derivative contracts, net, was $1.4 million for the nine months ended September 30, 2013, including $0.5 million in negative cash settlements and $1.9 million in positive fluctuations in fair value of the derivatives.

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

Our Adjusted EBITDA for the three months ended September 30, 2014 and 2013 was $20.8 million and $21.5 million, respectively. The decrease was primarily driven by lower revenues. Our Adjusted EBITDA for the nine months ended September 30, 2014 and 2013 was $61.5 million and $59.1 million, respectively. The increase was primarily driven by higher revenues.

Our Distributable Cash Flow for the three months ended September 30, 2014 and 2013 was $13.1 million and $14.0 million, respectively. The decrease in Distributable Cash Flow was driven by the decreased Adjusted EBITDA as discussed above and increased cash interest expense. Our Distributable Cash Flow for the nine months ended September 30, 2014 and 2013 was $38.3 million and $36.7 million, respectively. The increase in Distributable Cash Flow was driven by the increased Adjusted EBITDA as discussed above offset by increased cash interest expense.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income (Loss)

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$26,232	$284	$21,589	$13,805
Income tax expense	26	35	138	102
Interest expense-net, including loss (gain) on interest rate derivative instruments, net	2,059	3,750	8,597	5,492
Depletion and depreciation	8,711	9,533	25,856	29,772
Accretion of asset retirement obligations	519	486	1,532	1,433
Amortization of equity awards	285	138	819	391
Loss (gain) on settlement of asset retirement obligations	10	(1)	71	334
Loss (gain) on commodity derivative instruments, net	(19,771)	6,282	(821)	(5)
Commodity derivative instrument net cash settlements	2,774	1,039	3,741	7,795
Impairment of oil and natural gas properties	—	—	—	—
Adjusted EBITDA	$20,845	$21,546	$61,522	$59,119

Adjusted EBITDA	20,845	21,546	61,522	59,119
Income tax expense	(9)	(35)	(97)	(108)
Cash interest expense	(2,717)	(2,438)	(8,118)	(7,054)
Estimated maintenance capital (1)	(5,000)	(5,075)	(15,000)	(15,225)
Distributable cash flow	$13,119	$13,998	$38,307	$36,732

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

On February 4, 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. During the nine months ended September 30, 2014, we received net proceeds from the sale of 1,375,239 newly issued common units of $23.4 million, after deducting underwriting discounts and commissions and offering expenses of $0.7 million, and used the proceeds for general partnership purposes. During the nine months ended September 30, 2014, we paid approximately $0.5 million of aggregate compensation to MLV for sales under the ATM Program.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. In October 2014, we entered into an amendment to our term loan to waive this requirement for certain sales of common units through March 31, 2015.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter ($1.90 per unit on an annualized basis). Based on the number of common units, subordinated units and general partner units outstanding as of October 31, 2014, quarterly distributions to all of our unitholders at our current quarterly distribution rate would total $13.8 million.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions at September 30, 2014, which cover 74% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations, proceeds from our ATM Program and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to fund our total planned 2014 capital expenditures and annualized cash distributions as described above.

We expect to spend $35.0 million in total capital expenditures in 2014, of which $20.3 million represents maintenance capital expenditures on the development of our existing oil and natural gas properties.

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

Credit Agreement

In July 2011, subject to consummation of our initial public offering, we, as guarantor, and our wholly owned subsidiary, LRE Operating, LLC (“OLLC”), as borrower, entered into a five-year, $500.0 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures in July 2016. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $235.0 million as of September 30, 2014. Our borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

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

If we fail to perform our obligations under the covenants described in our 2013 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2014, we were in compliance with our covenants contained in the Credit Agreement.

On October 1, 2014, we entered into the Fourth Amendment (“Fourth Credit Agreement Amendment”) to the Credit Agreement. The Fourth Credit Agreement Amendment, among other things, (i) reduced the interest rate margins applicable to the loans and other obligations thereunder, with margins ranging from 1.50% to 2.50% for eurodollar loans, and from 0.50% to 1.50% for base rate loans, in each case based on utilization of the credit facility, (ii) extended the maturity date to October 1, 2019, (iii) increased the maximum credit amount to $750,000,000, (iv) increased the borrowing base to $260,000,000 and (v) confirmed that, notwithstanding the increase to maximum credit amount, the obligations under Credit Agreement remain subject to a $500,000,000 first lien cap pursuant to the Intercreditor Agreement.

At September 30, 2014, we had $200.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $35.0 million. As of October 30, 2014, we had approximately $233.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $27.0 million.

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

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2013 Annual Report. As of September 30, 2014, we were in compliance with all covenants contained in the Term Loan Agreement.

On October 1, 2014, we entered into the Fourth Amendment (“Fourth Term Loan Agreement Amendment”) to the Term Loan Agreement. The Fourth Term Loan Agreement Amendment, among other things, amended the Term Loan Agreement to exclude certain sales of common units representing limited partner interests in us made on and after October 1, 2014 and on and before March 31, 2015 from compliance with the mandatory prepayment provision under the Term Loan Agreement that requires us to use 50% of the net cash proceeds from any equity offering to repay borrowings outstanding under the Term Loan Agreement.  The Fourth Term Loan Agreement Amendment also extended the maturity date of the Term Loan Agreement to April 1, 2020.

At September 30, 2014, we had $50.0 million of outstanding borrowings under our Term Loan Agreement and no available borrowing capacity.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps and collars in place as of September 30, 2014. The weighted average price is based on the swap price for oil, NGL and natural gas swaps and the floor price of oil and natural gas collars. We use swaps and collars as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d

2014	$96.14	2,224	$34.71	724	$5.61	15,898
2015	$93.16	2,075	$34.46	647	$5.72	15,069
2016	$87.27	1,672	$—	—	$4.29	14,887
2017	$86.06	730	$—	—	$4.61	13,824
2018	$86.45	179	$—	—	$4.28	6,506

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of September 30, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d

2014	$(0.2137)	6,202	$(0.0841)	3,260	$(0.1292)	5,008	$(0.1233)	883
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of September 30, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Argus – Midland-Cushing
Term	$/Bbl	Bbl/d

2014	$(1.00)	1,039
2015	$(3.41)	1,088

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$48,294	$47,709
Investing activities	(25,790)	(24,857)
Financing activities	(16,170)	(21,018)

Operating Activities.

Net cash provided by operating activities was $48.3 million and $47.7 million for the nine months ended September 30, 2014 and 2013, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $31.7 million and $17.1 million at September 30, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $10.8 million and $4.4 million at September 30, 2014 and December 31, 2013, respectively.

Investing Activities.

Net cash used in investing activities was $25.8 million and $24.9 million for the nine months ended September 30, 2014 and 2013, respectively, which primarily represented additions to our property and equipment balances during the periods.

Financing Activities.

Cash flows used in financing activities was $16.2 million for the nine months ended September 30, 2014, and consisted of net proceeds received from an equity offering of $23.4 million offset by distributions to unitholders of $39.6 million.

Cash flows used in financing activities was approximately $21.0 million for the nine months ended September 30, 2013, which consisted of net proceeds from the March 2013 equity offering of $59.5 million and net borrowings of $17.0 million offset by distributions paid to our unitholders of $36.1 million and contributions and distributions to Lime Rock Resources of $61.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: November 5, 2014	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: November 5, 2014

	By:	/s/ Jaime R. Casas
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