Form 10-K
period 2014-12-31
LRR Energy, L.P.
filed 2015-03-04
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Units held by non-affiliates was $327,278,161 based on the closing price of $17.85 per unit on that date. For purposes of the calculation of aggregate market value, Fund I, which owned 4,089,600 Common Units on such date, is considered an affiliate of the registrant.

There were 28,074,433 common units and 22,400 general partner units outstanding as of February 27, 2015.

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

Dry Hole:  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

Exploitation:  Drilling or other projects that may target proven or unproven reserves (such as probable or possible reserves), but that generally have a lower risk than that associated with exploration projects.

Exploratory Well:  A well drilled to find a new field or find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Field:  An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

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

NYMEX:  New York Mercantile Exchange.

Oil:  Crude oil and condensate and natural gas liquids.

Productive Well:  A well that produces commercial quantities of hydrocarbons, exclusive of its capacity to produce at a reasonable rate of return.

Proved Developed Reserves:  Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

Proved Reserves:  Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Standardized Measure:  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commision (using prices and costs in effect as of the date of estimation), less future development, production and tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions.

Undeveloped Acreage:  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Undeveloped Oil and Gas Reserves:  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage on which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

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

•                  the risk that oil and natural gas prices remain depressed for a prolonged period of time;

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

Our properties are located in the Permian Basin region in West Texas and Southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. As of December 31, 2014, our total estimated proved reserves were 33.8 MMBoe, of which approximately 88% were proved developed reserves (approximately 73% proved developed producing and approximately 15% proved developed non-producing). As of December 31, 2014, we operated 87% of our proved reserves. Our proved reserves had a standardized measure of $441.7 million as of December 31, 2014. For the year ended December 31, 2014, our average net production was 6,433 Boe/d.

Presentation

Each acquisition of properties from Fund I and Fund II in 2012 and 2013 was determined to be a transaction between entities under common control. As a result, our financial statements were revised to include the activities of such assets for all periods presented, similar to a pooling of interests, and to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed. See Note 2 to the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information on our accounting presentation.

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

•                  Our balanced capital structure.

Principal Business Relationships

Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. Lime Rock Resources, through Fund I, is our largest unitholder, owning a 30.5% limited partner interest in us as of December 31, 2014. In addition, through their interest in our general partner, Fund I and Fund II are collectively entitled to receive 100% of the distributions we make on our incentive distribution rights through November 16, 2017.

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

Our Relationship with Lime Rock Resources

Lime Rock Resources was formed by Lime Rock Management for the purpose of acquiring mature, low-risk producing oil and natural gas properties with long-lived production profiles, and consists of three investment funds, Fund I, formed in 2005, Fund II, formed in 2008 and Fund III, formed in 2013. Lime Rock Resources successfully raised $456 million in equity commitments in Fund I, $410 million in equity commitments in Fund II and $762 million in equity commitments in Fund III and has a high quality team of 152 industry professionals who provide services to us pursuant to the services agreement. Since 2006, Lime Rock Resources has invested approximately (i) $416 million of Fund I equity and $277 million of Fund I leverage, (ii) $387 million of Fund II equity and $386 million of Fund II leverage, and (iii) $369 million of Fund III equity and $300 million of Fund III leverage in 21 major acquisitions of oil and natural gas properties in four diverse producing regions. Fund III has approximately $784 million of acquisition capacity that it expects to deploy over the next five years.

Lime Rock Resources is managed by Lime Rock Management and ServCo. Most of the executive officers of

Lime Rock Resources, including Mr. Eric Mullins and Mr. Charles Adcock, Co-Chief Executive Officers of Lime Rock Resources, currently serve as executive officers of our general partner. In addition, our non-independent directors and executive officers, other than our Chief Financial Officer, own financial interests in Lime Rock Resources.

Lime Rock Resources had total estimated proved reserves of 66.5 MMBoe as of December 31, 2014, of which approximately 79% were proved developed reserves, with a standardized measure of $1.2 billion as of December 31, 2014 and average net production of approximately 10,638 Boe/d for the year ended December 31, 2014. The oil and natural gas properties owned by Lime Rock Resources include properties with characteristics similar to our properties, and Lime Rock Resources expects to invest additional capital into the further development of these properties. Following their successful development, we believe the majority of these properties will be suitable for acquisition by us in the future. Lime Rock Resources has informed us that it intends, from time to time, to offer us the opportunity to purchase some of its existing and future mature, producing oil and natural gas properties and to offer us the opportunity to participate in potential joint acquisition opportunities. Currently, 100% of Lime Rock Resources’ properties are onshore. However, Lime Rock Resources has no obligation to offer or sell any of its properties to us or share future joint acquisition opportunities with us, and any transactions with Lime Rock Resources would be subject to agreeing upon mutually acceptable terms. In addition, Lime Rock Resources and its affiliates, including any future affiliated funds and the exploration and production portfolio companies of Lime Rock Partners, are not limited in their ability to compete with us, including with respect to future acquisition opportunities. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Marketing and Major Customers

The following table indicates our significant customers that accounted for 10% or more of our total revenues for the periods indicated:

	2014	2013	2012
Sunoco Partners Marketing & Terminals L.P.	22%	14%	17%
Phillips 66 Company	20%	18%	16%
Holly Frontier Refining & Marketing LLC	(1)	15%	(1)
Seminole Gas Company LLC	(1)	10%	(1)
Shell Trading (US) Company	(1)	(1)	10%

(1)                             The customers accounted for less than 10% of total revenues for the periods indicated.

Phillips 66 Company, Holly Frontier Refining & Marketing LLC, Sunoco Partners Marketing & Terminals L.P. and Shell Trading (US) Company purchase the oil production from us pursuant to existing agreements with terms that are currently on “evergreen” status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal. Seminole Gas Company LLC purchases natural gas production from us pursuant to an existing agreement that automatically renews on a year-to-year basis until either party gives six-month advance notice of termination prior to the end of such term.

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

We are also affected by competition for drilling rigs, completion rigs, workover rigs, completion services and the availability of related equipment. In recent years, the United States onshore oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and caused significant increases in the prices for this equipment and personnel. Beginning in the fourth quarter of 2014, commodity prices have significantly declined and we expect that the demand for this equipment and personnel to decline. We are unable to predict when, or if, shortages or surpluses of equipment and personnel may occur or how they would affect our development and exploitation programs.

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, remediation or operational requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, we can give no assurance that we will continue to be in compliance or that compliance requirements will not become overly burdensome in the future.

Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. Hydraulic fracturing is used to complete conventional vertical oil and gas wells. Hydraulic fracturing is also used to recover natural gas from deep shale formations in combination with horizontal drilling. Due to public concerns raised regarding the potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and as well as the state and local levels have been initiated to require or make more stringent permitting and compliance procedures for hydraulic fracturing operations. The U.S. Congress has considered legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and could require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. The U.S. Environmental Protection Agency, or EPA, commenced a multi-year study of the potential environmental impacts of hydraulic fracturing activities, and was expected to issue a report in 2014; however, it is not expected until 2016. In 2011, the EPA also announced its intention to propose regulations in 2015 under the Federal Water Control Act, as amended, also known as the Clean Water Act, to regulate wastewater discharges from hydraulic fracturing and other natural gas production processes. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including states in which we operate. For example, New Mexico, Oklahoma and Texas adopted regulations which require disclosure of hydraulic fracturing fluids. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. More recently, public concerns have been raised regarding the disposal of hydraulic fluids into injection wells.

Almost all of our hydraulic fracturing operations are conducted on vertical wells. The fracture treatments on these wells are much smaller and utilize much less water than what is typically used on most of the shale gas wells that are being drilled throughout the United States. Partly in response to public concerns, the Texas Railroad Commission amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and include provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban.

Hydraulic fracturing has been a part of the completion process for newly drilled wells on most all of our producing properties in New Mexico, Texas and Oklahoma, and all of our properties are dependent on our ability to hydraulically fracture the producing formations with the exception of the undrilled locations on our properties in the Cowden Ranch area of Texas and Stroud area of Oklahoma. Substantially all of our leasehold acreage is currently held by production from existing wells. Therefore, fracturing is not currently required to maintain the current production or the leasehold acreage associated with our properties, but it will be required in the future to develop the proved non-producing and proved undeveloped reserves associated with this acreage. Nearly all of our proved non-producing and proved undeveloped reserves are associated with future drilling, recompletion, and fracture stimulation projects.

We follow applicable industry standard practices and legal requirements for groundwater protection in our operations, subject to close supervision by state and federal regulators (including the Bureau of Land Management on federal acreage), which conduct many inspections during operations that include hydraulic fracturing. These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by regulatory agencies, and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval. Injection rates and pressures are monitored instantaneously and in real time at the surface during our hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. Hydraulic fracturing operations would be shut down immediately if an abrupt change occurred to the injection pressure or annular pressure. In addition, we minimize the use of water and currently dispose of it in a way that minimizes the impact to nearby surface water by disposing excess water and water that is produced from the wells into approved disposal or injection wells. We currently do not discharge water on the surface.

Adoption of legislation amending the Safe Drinking Water Act or of any implementing regulations placing restrictions on hydraulic fracturing activities, including disposal, could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Additional regulation of injection wells could increase the costs of disposal.

Hazardous Substances and Waste

The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.

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

Water Discharges

The Clean Water Act and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into waters of the United States. The Oil Pollution Act of 1990, as amended, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States.

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published four sets of new rules that imposed new standards for air emissions from oil and natural gas development and production operations, which may require us to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. We do not believe that these requirements will have a material adverse effect on our operations.

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

In June 2010, the EPA published its final rule to address the permitting of greenhouse gas, or GHG, emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Certain high-volume greenhouse gas emitters must also report these emissions. In November 2010, the EPA issued final rules that expand this GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. We began reporting GHG emissions from such facilities as required on an annual basis.

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

National Environmental Policy Act

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. Currently, we have production activities on federal lands. The NEPA review process has the potential to delay the development of oil and natural gas projects in these areas.

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

As of December 31, 2014, ServCo had 152 employees, including 12 engineering professionals, four geologist professionals and 13 land professionals, who provide services to Lime Rock Resources and us. As of December 31, 2014, Lime Rock Management had 23 employees that provided services to both Lime Rock Resources and us, and had one employee that provided services exclusively to us. Each of ServCo and Lime Rock Management has an agreement with Insperity PEO Services, L.P., a professional employer organization, pursuant to which Insperity provides them with full service human resources services in exchange for a service fee. As a result, all of the employees who will provide services to us are co-employees of Insperity. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations between ServCo and Lime Rock Management and their employees are satisfactory. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, legal, financial and other disciplines as needed.

Offices

Lime Rock Management currently leases 56,984 square feet of office space in Houston, Texas at 1111 Bagby Street, Suite 4600, Houston, Texas 77002. Lime Rock Management allocates a portion of its lease expense to us for our proportionate share of the cost of the office space. The leases expire on March 31, 2024.

Available Information

We make available free of charge on our website, www.lrrenergy.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

•                  whether we are able to acquire additional oil and natural gas properties at economically acceptable prices;

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

We may be unable to sustain our current quarterly distribution level without substantial capital expenditures that maintain our asset base. Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and therefore our cash flow and ability to make distributions are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production on economically acceptable terms, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

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

If oil and natural gas prices decline further or remain at current levels for a prolonged period, our cash flow from operations will decline, which could cause us to reduce our distributions or cease paying distributions altogether.

Lower oil and natural gas prices may decrease our revenues and thus cash available for distribution to our unitholders. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•                  the domestic and foreign supply of and demand for oil and natural gas;

•                  market expectations about future prices of oil and natural gas;

•                  the price and quantity of imports of crude oil and natural gas;

•                  overall domestic and global economic conditions;

•                  political and economic conditions in other oil and natural gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•                  the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•                  trading in oil and natural gas derivative contracts;

•                  the level of consumer product demand;

•                  weather conditions and natural disasters;

•                  technological advances affecting energy consumption;

•                  domestic and foreign governmental regulations and taxes;

•                  the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;

•                  the impact of the U.S. dollar exchange rates on oil and natural gas prices; and

•                  the price and availability of alternative fuels.

Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.92 per MMBtu to a low of $1.82 per MMBtu. As of February 27, 2015, the NYMEX-WTI oil spot price was $49.76 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.75 per MMBtu. If oil and natural gas prices decline further or remain at current levels for a prolonged period, it may cause us to reduce or cease paying the distributions we pay to our unitholders.

If commodity prices decline further or remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

Lower oil and natural gas prices may render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would negatively impact our borrowing base under our credit facility and ability to fund our operations. As a result, we may reduce the amount of distributions paid to our unitholders or cease paying distributions.

NYMEX-WTI oil prices have declined from $98.42 per Bbl on December 31, 2013 to $53.27 per Bbl on December 31, 2014. The reduction in price has been caused by many factors, including substantial increases in U.S. production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The International Energy Agency forecasts continued U.S. production growth and a slowdown in global demand growth in 2015. This environment could cause the prices for oil to remain at current levels or to fall to lower levels.

Furthermore, the recent decrease in oil and natural gas prices has reduced the number of our development projects that are economic. In addition, if oil and natural gas prices continue to remain depressed, our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. For example, we recorded an impairment of $37.8 million on our proved properties for the year ended December 31, 2014 in the Permian Basin and Mid-Continent regions. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred. Finally, sustained low prices for oil and natural gas will negatively impact the value of our estimated proved reserves and the amount we are allowed to borrow under our credit facility and reduce the amounts of cash we would otherwise have available to pay expenses, make distributions to our unitholders and service our indebtedness.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. For example, if the prices used in our December 31, 2014 reserve reports had been $10.00 less per barrel for oil and $1.00 less per MMBtu for natural gas, then the standardized measure of our estimated proved reserves as of that date would have decreased by $98.2 million, from $441.7 million to $343.5 million.

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

Our credit facility and term loan restrict, among other things, our ability to incur debt and pay distributions, and require us to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate or if oil and natural gas prices remain depressed for a prolonged period, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facility or term loan that are not cured or waived within the specified time periods, a significant portion of our indebtedness may become immediately due and payable and we will be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility and term loan are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility or term loan, the lenders could seek to foreclose on our assets.

Our credit facility allows us to borrow up to the borrowing base, which is primarily based on the estimated future value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is redetermined by our lenders twice each year based on an engineering report with respect to our estimated reserves, based on commodity prices as of such date, as adjusted for the impact of our commodity derivative contracts. We expect the recent decline in commodity prices will result in a redetermination that lowers our borrowing base. Any future declines in commodity prices may also result in a redetermination that lowers our borrowing base. If the borrowing base is lowered to a level below our outstanding borrowings, we could be required to repay any indebtedness in excess of the borrowing base. If we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can service in some periods may not be adequate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to service our debt obligations. Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•                  refinancing or restructuring our debt;

•                  selling assets;

•                  reducing or delaying capital investments; or

•                  seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, could materially and adversely affect our ability to service our indebtedness and our business, ability to make distributions to our unitholders, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility and term loan bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for distribution to our unitholders would decrease. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” included under Part II of this annual report for further information regarding interest rate sensitivity.

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

Title VII of the Dodd-Frank Act, as amended, or Title VII, establishes a framework for federal oversight and regulation of over-the counter derivative transactions (generally referred to as “swaps”), including oil and gas hedging transactions and interest rate swaps, and participants in swaps and the market for swaps. The Commodity Futures and Trading Commission, or “CFTC”, federal banking regulators and the SEC have adopted and are adopting rules to implement Title VII’s provisions. Under those provisions and related rules, parties to swaps of types designated by the CFTC for clearing on a derivatives clearing organization may have to clear those swaps and, in certain instances, execute trades in those swaps on other facilities. To date, the CFTC has designated only certain types of interest rate swaps and index credit default swaps for mandatory clearing, and it is unclear when the CFTC will designate other classes of swaps, such as physical commodity swaps, for mandatory clearing. If any of our swaps, including commodity swaps, are within a class of swaps designated for mandatory clearing or we decide to clear one or more of our swaps, we would have to post collateral in connection with those swaps that are cleared. Title VII and related rules provide an exception from the clearing and trade execution requirements for swaps that persons that are not “financial entities” (as defined in Title VII) enter into to hedge or mitigate their commercial risks. We intend to elect that exception for our swaps whenever possible. If we were characterized as a “financial entity,” however, we would be ineligible to elect that exception for any of the swaps we enter into. In that circumstance, our ability to execute our hedging program efficiently could be adversely affected.

The CFTC and banking regulators are in the process of adopting margin rules for uncleared swaps. As currently proposed, such margin rules do not impose any margin requirements on uncleared swaps to which non-financial end users of such swaps are parties. These rules are not final and how the final rules will affect us is uncertain at this time. It is possible that the CFTC and the banking regulators may ultimately adopt margin rules that may require us to post cash or other collateral with our counterparties for uncleared swaps to which we are a party.  Our swap counterparties that are financial institutions subject to regulatory capital requirements may attempt to require us by contractual means to post cash or other collateral in connection with our swaps to which they are counterparties in order to reduce the amount of regulatory capital such counterparties are required to maintain with respect to their positions in such swaps. In addition, the CFTC is currently in the process of adopting rules that will limit the aggregate positions in certain commodity futures, option contracts and physical commodity swaps relating to one of 28 physical commodities, including light sweet crude oil, NY Harbor ULSD, RBOB gasoline and Henry Hub natural gas, that a person may maintain at any one time. These rules are not final and if and how the final rules will affect us is uncertain at this time.

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

The U.S. Congress is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is a commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that we complete and produce. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. If adopted, this legislation could establish an additional level of regulation and permitting at the federal level, and could make it easier for third parties to initiate legal proceedings based on allegations that chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil and surface water. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2015 under the Federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. Some states have adopted and others are also considering legislation to restrict and regulate hydraulic fracturing, including the disclosure of chemicals used in hydraulic fracturing. Recently, public concerns have been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Any additional level of regulation could lead to operational delays or increased operating costs which could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and would increase our costs of compliance and doing business, resulting in a decrease of cash available for distribution to our unitholders.

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

Our general partner is ultimately controlled by the co-founders of Lime Rock Management, who also ultimately control Lime Rock Resources and Lime Rock Partners. In turn, our general partner has control over all decisions related to our operations. Lime Rock Resources, through Fund I, owns a 30.5% limited partner interest in us as of December 31, 2014 and, through Fund I’s and Fund II’s interests in our general partner, is entitled to receive 100% of the distributions we make on our incentive distribution rights through November 16, 2017. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, our non-independent directors and certain of our executive officers hold similar positions with certain affiliates of our general partner, including Lime Rock Resources, Lime Rock Partners and Lime Rock Management, and continue to have economic interests, investments and other economic incentives in, as well as management and fiduciary duties to, these affiliates. As a result of these relationships, conflicts of interest may arise in the future between Lime Rock Resources, Lime Rock Partners and Lime Rock Management and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. These potential conflicts include, among others, the following situations:

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

Neither our partnership agreement nor the omnibus agreement prohibits Lime Rock Resources, Lime Rock Partners and their affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, Lime Rock Resources and any future affiliated funds may commence raising capital to make acquisitions once 75% of the capital of the most recent fund has been allocated to acquisition opportunities and expenses of such fund, and the portfolio companies of Lime Rock Partners may acquire, develop or dispose of oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Lime Rock Resources has approximately $784 million of acquisition capacity that it expects to deploy over the next several years. Because of Lime Rock Resources’ economic interests to invest those funds, it is likely that it will pursue acquisition opportunities that they may otherwise present to us. Lime Rock Resources and Lime Rock Partners are established participants in the energy business and have greater resources than ours, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for potential acquisitions. As a result, competition from these affiliates could adversely impact our results of operations and cash available for distribution to our unitholders. Additionally, if Lime Rock Resources fails to present us with acquisition opportunities, then we may not be able to replace or increase our estimated proved reserves, which would adversely affect our cash flow from operations and our ability to make cash distributions to our unitholders. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002, as amended. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

Most of the directors and officers who have responsibility for our management have significant duties with, and spend significant time serving, entities that compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

To maintain and increase our levels of production, we need to acquire oil and gas properties. Most of the directors and all of the officers of our general partner who are responsible for managing our operations and acquisition activities hold similar positions with Lime Rock Resources and other entities that are in the business, directly or indirectly, of identifying and acquiring oil and gas properties. For example, Mr. Farber, one of our general partner’s directors, is a co-founder of Lime Rock Management and a managing director of Lime Rock Partners, which is in the business of investing in exploration and production companies. Mr. Pressler, one of our general partner’s directors, is also a managing director of Lime Rock Partners, and Messrs. Mullins and Adcock, our

general partner’s Co-Chief Executive Officers, are also Co-Chief Executive Officers of Lime Rock Resources, which is in the business of acquiring oil and gas properties. All of the executive officers of our general partner, other than our Chief Financial Officer, devote significant time to Lime Rock Resources’ businesses. Further, our general partner’s non-independent directors and certain of our executive officers have economic interests, investments and other economic incentives in affiliates of our general partner. Messrs. Farber and Pressler are also directors of several oil and gas producing entities that are in the business of acquiring oil and gas properties. The existing positions held by these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary duties they owe to us. The officers and directors of Lime Rock Resources, Lime Rock Partners and Lime Rock Management may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations with and economic interests in these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated and elect not to present them to us. These conflicts may not be resolved in our favor.

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

To comply with U.S. laws with respect to the ownership of interests in oil and natural gas leases on federal lands, we have adopted certain requirements regarding those investors who may own our common units. As used herein, an “Eligible Holder” means a person or entity qualified to hold an interest in oil and natural gas leases on federal lands. As of the date hereof, “Eligible Holder” means:

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (23%, in addition to distributions paid on its approximate 0.1% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of December 31, 2014, Fund I owned 30.5% of our outstanding voting units, which, together with outstanding voting units held by affiliates of our general partner, would make it difficult for our public unitholders to remove our general partner.

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

As of December 31, 2014, Fund I owned an aggregate of 17.3% of our outstanding common units and all of our subordinated units, which convert into common units at the end of the subordination period. On February 13, 2015, all 4,480,000 subordinated units converted on a one-for-one basis into common units. The sale of these units, including common units issued upon the conversion of the subordinated units, in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. As of December 31, 2014, Fund I owned an aggregate of 17.3% of our outstanding common units and all of our subordinated units. On February 13, 2015, the 4,480,000 subordinated units converted on a one-for-one basis into common units. As of February 27, 2015, Fund I owned 30.5% of our aggregate outstanding common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution and the Target Distribution may be adjusted to reflect the impact of that law on us.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For this purpose, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS is not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a technically terminated publicly traded partnership requests relief and such relief is granted, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

As of December 31, 2014, our total estimated proved reserves were 33.8 MMBoe, of which 73% were proved developed producing reserves. Our reserves are 52% oil and NGLs as measured by volume as of December 31, 2014. As of December 31, 2014, we operated 87% of our proved reserves and produced from 856 gross (745 net) wells across our operated properties, with an average working interest of 87%. Based on our reserve reports as of December 31, 2014, the estimated decline rate for our existing proved developed producing reserves is 11% per year for 2015 through 2020 and 7% per year thereafter. As of December 31, 2014, 5.1 MMBoe, or 15% of our estimated proved reserves, were proved developed non-producing reserves. Such estimated proved developed non-producing reserves were 57% oil and NGLs and included 296 gross (241 net) recompletion, refracture stimulation, workovers and return to production projects. In addition, as of December 31, 2014, 4.2 MMBoe, or 12% of our estimated proved reserves, were proved undeveloped reserves. Our proved undeveloped reserves were 67% oil and NGLs and included 208 gross (133 net) identified drilling locations.

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

The development and production of oil and natural gas has a number of uncertainties that pose substantial risk, even for mature properties. However, we view our properties as having less risk because many of the operational risks associated with development and production (for example, drilling a well, whether one will encounter hydrocarbons capable of production in paying quantities and initial production decline rate) tend to occur earlier in the lifecycle of oil and natural gas properties. For a discussion of the risks inherent in oil and natural gas production, please read “Item IA. Risk Factors — Risks Related to Our Business.”

The following table shows the estimated net proved oil and natural gas reserves of our properties as of December 31, 2014, based on the reserve reports prepared by Miller and Lents, Ltd. (“Miller and Lents”), Netherland, Sewell and Associates, Inc. (“Netherland Sewell”) and Ryder Scott Petroleum Consultants (“Ryder Scott”), our independent petroleum engineers, and certain unaudited information regarding such properties.

	Estimated Net Proved Reserves as of December 31, 2014 (1)
		% of		% Oil		Standardized
		Total	% Proved	and	%	Measure
	MBoe	Reserves	Developed	NGLs	Operated	(millions)

Permian Basin Region	16,309	48%	88%	68%	94%	$257.2
Mid-Continent Region	14,225	42%	87%	39%	77%	156.6
Gulf Coast Region	3,311	10%	89%	33%	91%	28.5
All Regions	33,845	100%	88%	52%	87%	$442.3
Texas Margin Tax						(0.6)
						$441.7

(1)               Our estimated net proved reserves were computed by applying average trailing twelve-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable twelve-month period), held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average trailing twelve-month index prices were $94.99/Bbl for NYMEX-WTI oil and $4.35/MMBtu for NYMEX-Henry Hub natural gas for the twelve months ended December 31, 2014. For NGL pricing, a differential is applied to the $94.99/Bbl average trailing twelve-month index price of oil.

Summary of Oil and Natural Gas Properties and Projects

The Permian Basin Region

Approximately 48% of our estimated proved reserves as of December 31, 2014 and 55% of our average daily net production for the year ended December 31, 2014 were located in the Permian Basin region. The Red Lake field accounted for 39% of our average daily net production for the year ended December 31, 2014. Approximately 68% of our estimated net proved reserves in the Permian Basin region are oil and NGLs. The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States, extending over 100,000 square miles in West Texas and Southeast New Mexico, and has produced over 29 billion barrels of oil since its discovery in 1921. The Permian Basin is characterized by oil and natural gas fields with long production histories, multiple producing formations and low rates of production decline. The majority of our current production in the Permian Basin region is primary recovery. However, waterflood operations exist in the same formations in nearby properties operated by others and the potential for similar operations exist in some of our wells that produce from the San Andres formation in our Red Lake area.

We own an 80% average working interest across 667 gross (531 net) wells and operate 94% of our proved reserves in the Permian Basin. Our estimated proved reserves for our Permian Basin properties as of December 31, 2014 totaled 16.3 MMBoe and had a standardized measure of $257.2 million, which represented 58% of the total standardized measure for all of our estimated proved reserves. Our Permian Basin properties have a proved developed producing production decline rate of 13% per year over the next five years and 8% thereafter. Based on our reserve reports dated December 31, 2014, we expect to spend $22.3 million on recompletions, re-stimulations, workovers and facility upgrades to convert our 3.4 MMBoe of Permian Basin proved developed non-producing reserves to proved developed producing reserves and $53.3 million on drilling to convert our 2.0 MMBoe of Permian Basin proved undeveloped reserves to proved developed producing.

The Mid-Continent Region

On October 1, 2014, we completed an acquisition of oil and natural gas properties in the Stroud field located in Lincoln and Creek Counties, Oklahoma for a purchase price of $38.0 million. The October 2014 Acquisition was effective September 1, 2014.

Approximately 42% of our estimated proved reserves as of December 31, 2014 and 35% of our average daily net production for the year ended December 31, 2014 were located in the Mid-Continent region. The Potato Hills field accounted for 18% of our average daily net production for the year ended December 31, 2014. Approximately 39% of our estimated net proved reserves in the Mid-Continent region are oil and NGLs. Our properties in the Mid-Continent Region are characterized by stratigraphic plays with multiple, stacked pay zones and more complex geology than our other operating areas. Similar to our other operating areas, the Mid-Continent region contains a number of fields with long production histories.

We own a 43% average working interest across 579 gross (251 net) wells and operate 77% of our proved reserves in the Mid-Continent region. Our estimated proved reserves for our Mid-Continent region properties as of December 31, 2014 were 14.2 MMBoe and had a standardized measure of $156.6 million, which represented 36% of the total standardized measure for all of our estimated proved reserves. Our Mid-Continent properties have a proved developed producing production decline rate of 8% per year over the next five years and 6% per year thereafter. Based on our reserve reports dated December 31, 2014, we expect to spend $2.9 million on recompletions and workovers to convert our 0.9 MMBoe of Mid-Continent proved developed non-producing reserves to proved developed producing reserves and $31.4 million on drilling to convert our 1.8 MMBoe of Mid-Continent proved undeveloped reserves to proved developed producing.

The Gulf Coast Region

Approximately 10% of our estimated proved reserves as of December 31, 2014 and 10% of our average daily net production for the year ended December 31, 2014 were located in the Gulf Coast region. Approximately 33% of our estimated net proved reserves in the Gulf Coast region are oil and NGLs. Although many assets in the Gulf Coast region exhibit high rates of production decline, our Gulf Coast properties consist primarily of legacy fields and are characterized by relatively stable production profiles and long production histories.

We own a 68% average working interest across 46 gross (31 net) wells and operate 91% of our proved reserves in the Gulf Coast region. Our estimated proved reserves as of December 31, 2014 totaled 3.3 MMBoe and had a standardized measure of $28.5 million as of December 31, 2014, which represented 6% of the total standardized measure for all of our estimated proved reserves. Our Gulf Coast properties have a proved developed producing production decline rate of 11% per year over the next five years and 9% per year thereafter. Based on our reserve reports dated December 31, 2014, we expect to spend $1.2 million on recompletions and workovers to convert our 0.8 MMBoe of Gulf Coast proved developed non-producing reserves to proved developed producing reserves and $6.2 million on drilling to convert our 0.4 MMBoe of Gulf Coast proved undeveloped reserves to proved developed producing.

Oil and Natural Gas Data and Operations

Internal Controls

Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by ServCo’s corporate reservoir engineering staff. ServCo maintains internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with ServCo’s internal production and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed internally by our senior management on a periodic basis throughout the year. Our reserve estimates are prepared by Miller and Lents, Netherland Sewell, and Ryder Scott, our independent third-party reserve engineers, at least annually.

Our internal professional staff works closely with Miller and Lents, Netherland Sewell and Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide Miller and Lents, Netherland Sewell and Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

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

To establish reasonable certainty with respect to our estimated proved reserves, Miller and Lents, Netherland Sewell and Ryder Scott employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and proved undeveloped locations and additions to proved undeveloped reserves were estimated using performance, log and production data from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

Qualifications of Responsible Technical Persons

Internal Engineer.  Christopher Butta, Senior Vice President of Engineering and Chief Engineer of our general partner, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Butta is also responsible for liaison with and oversight of our third-party reserve engineers. Mr. Butta has 30 years of industry experience. From 1991 through 2005, Mr. Butta worked at Miller and Lents, an independent oil and gas consulting firm. During his 14 years at Miller and Lents, he rose from Consulting Engineer to Senior Vice President. From 1984 to 1991, Mr. Butta worked at ARCO Oil and Gas Company. He holds a Bachelor of Science degree in Petroleum Engineering from University of Missouri-Rolla.

Miller and Lents.  Miller and Lents is an independent oil and natural gas consulting firm. No director, officer, or key employee of Miller and Lents has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Miller and Lents’ compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Miller and Lents has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Miller and Lents report was overseen by Ms. Leslie Fallon. Ms. Fallon is an experienced reservoir engineer having been a practicing petroleum engineer since 1983. She has more than 31 years of experience in reserves evaluation. She has a Bachelor of Science degree in Mechanical Engineering from The University of Texas at Austin and is a Registered Professional Engineer in the State of Texas.

Netherland Sewell.  Netherland Sewell is an independent oil and natural gas consulting firm. No director, officer, or key employee of Netherland Sewell has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Netherland Sewell’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Netherland Sewell has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Netherland Sewell report was overseen by Mr. Lee E. George. Mr. George is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 33 years of experience in reserves evaluation. He has a Bachelor of Science degree in Civil Engineering from The University of Texas at Austin and is a Registered Professional Engineer in the State of Texas.

Ryder Scott.  Ryder Scott is an independent oil and natural gas consulting firm. No director, officer, or key employee of Ryder Scott has any financial ownership in us, ServCo, Lime Rock Resources or any of their respective affiliates. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Ryder Scott has not performed other work for ServCo, Lime Rock Resources or us that would affect its objectivity. The independent engineering analysis presented in the Ryder Scott report was overseen by Mr. William K. Fry. Mr. Fry is an experienced reservoir engineer having been a practicing petroleum engineer since 1975. He has more than 40 years of experience in reserves evaluation. He has a Bachelor of Science degree in Mechanical Engineering from Kansas State University and is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties, and the standardized measure amounts associated with such reserves, as of December 31, 2014, prepared by Miller and Lents, Netherland Sewell and Ryder Scott, our independent reserve engineers. All of our reserve estimates have been prepared by independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

Reserve Data(1):
Estimated proved reserves:
Oil (MBbls)	13,106
NGLs (MBbls)	4,618
Natural gas (MMcf)	96,725
Total estimated proved reserves (MBoe)(2)	33,845
Estimated proved developed reserves:
Oil (MBbls)	10,962
NGLs (MBbls)	3,956
Natural gas (MMcf)	88,265
Total estimated proved developed reserves (MBoe)(2)	29,629
Estimated proved undeveloped reserves:
Oil (MBbls)	2,144
NGLs (MBbls)	662
Natural gas (MMcf)	8,460
Total estimated proved undeveloped reserves (MBoe)(2)	4,216
Standardized Measure (in millions)(3)	$441.7

(1)                                 Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.99/Bbl for NYMEX-WTI oil and NGLs and $4.35/MMBtu for NYMEX-Henry Hub natural gas at December 31, 2014. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. For NGL pricing, a differential is applied to the unweighted arithmetic average first-day-of-the-month oil prices for the prior twelve months. As of December 31, 2014, the relevant average realized prices for oil, natural gas and NGLs were $89.23 per Bbl, $4.41 per Mcf and $33.11 per Bbl, respectively.

(2)                                 One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on a rough energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)                                 Standardized measure is calculated in accordance with ASC Topic 932, Extractive Activities — Oil and Gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. For a description of our commodity derivative contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Commodity Derivative Contracts.”

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. For a discussion of risks associated with reserve estimates, please read “Item IA. Risk Factors — Risks Related to Our Business.”

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

Development of Proved Undeveloped Reserves

The following table represents a summary of activity within our proved undeveloped reserve category for the year ended December 31, 2014:

			Natural
	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Proved undeveloped reserves-beginning of year	2,150	717	4,450	3,609
Transferred to proved developed through drilling	(674)	(253)	(1,261)	(1,137	)(1)
Increase (decrease) due to evaluation reassessments and drilling results, net	92	148	5,047	1,081	(2)
Acquisition of reserves	576	50	224	663
Reductions of proved developed reserves aged five or more years	—	—	—	—
Proved undeveloped reserves-end of period	2,144	662	8,460	4,216

(1)                                       Represents the results of the drilling at our Red Lake and Putnam fields during 2014.

(2)                                       Primarily represents natural gas wells that became economic during 2014.

We incurred $19.2 million in capital to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2014.

All of our proved undeveloped reserves as of December 31, 2014 are scheduled to be developed on a date that is five years or less from the date the reserves were initially booked as proved undeveloped. We fund our drilling and development programs primarily from our cash flow from operations. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations in the next five years from our cash flow from operations and, if needed, our credit facility. For a more detailed discussion of our liquidity position, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenues and Price History

For a description of our historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Drilling and Other Exploratory and Development Activities

Drilling Activities.  As of December 31, 2014, we were drilling one well, recompleting one well, testing six new wells, and production testing one well recompletion.

The following table sets forth information with respect to wells drilled and completed by us during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	43	23	32	18	17	14
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	43	23	32	18	17	14
Dry	—	—	—	—	—	—
Total	43	23	32	18	17	14

Other Exploratory and Development Activities.  As of December 31, 2014, we did not have any exploratory activities in progress on our properties.

Productive Wells

The following table sets forth information at December 31, 2014 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are approximately the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	406	361	450	384
Non-operated	274	38	151	29
Total	680	399	601	413

Acreage

The following table sets forth information as of December 31, 2014 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2014, substantially all of our leasehold acreage was held by production and no material acreage is set to expire in the near term.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin	146,228	121,058	3,180	944	149,408	122,002
Mid-Continent	126,163	22,180	20,590	5,158	146,753	27,338
Gulf Coast	12,597	8,616	240	153	12,837	8,769
Total	284,988	151,854	24,010	6,255	308,998	158,109

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

Exploitation Activities

Reserve additions due to extensions and discoveries are primarily in the proved undeveloped reserve category. As of December 31, 2014, we have identified 296 gross (241 net) recompletion, refracture stimulation, workovers and return to production projects and 208 gross (133 net) proved undeveloped drilling locations on our properties. Excluding acquisitions, we anticipate capital expenditures of approximately $43.4 million during the twelve months ending December 31, 2014, including drilling 53 gross (32 net) development wells and executing 141 gross (122 net) recompletions, refracture stimulations, workovers and return to production projects.

Operations

General

As of December 31, 2014, we operated 87% of our proved reserves. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate. Independent contractors provide all the equipment and personnel associated with these activities.

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

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties range from 1% to 54%, and we have a net revenue interest to us ranging from 0% to 88%, or 57% on average for most of our leases.

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

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common units are listed and traded on the NYSE under the symbol “LRE.” As of February 27, 2015, there were 28,074,433 common units outstanding held by 31 holders of record, including common units held by Lime Rock Resources. This number does not include owners from whom common units may be held in “street name.” The table below represents the daily high and low sales price per common unit for the years ended December 31, 2014 and 2013.

	Common Unit Price Range
	High	Low
2014
Fourth quarter	$18.04	$6.57
Third quarter	$20.11	$17.10
Second quarter	$18.36	$16.90
First quarter	$18.16	$16.01

2013
Fourth quarter	$18.45	$15.75
Third quarter	$16.15	$13.41
Second quarter	$18.28	$13.13
First quarter	$19.20	$18.78

We have issued 22,400 general partner units to LRE GP, LLC.

Cash Distributions to Unitholders

			Limited Partners
	For the quarterly	General	Public	Affiliated		Total	Distribution
Date Paid	period ended	Partner	Common	Common	Subordinated	Distributions	Per Unit
		(in thousands)
February 14, 2013	December 31, 2012	$11	$5,125	$2,424	$3,225	$10,785	$0.4800
May 15, 2013	March 31, 2013	11	8,492	892	3,242	12,637	0.4825
August 14, 2013	June 30, 2013	11	8,536	897	3,259	12,703	0.4850
November 14, 2013	September 30, 2013	11	8,579	902	3,276	12,768	0.4875
February 14, 2014	December 31, 2013	11	8,674	921	3,278	12,884	0.4900
May 15, 2014	March, 31, 2014	11	8,874	911	3,310	13,106	0.4925
August 14, 2014	June 30, 2014	11	9,346	2,024	2,218	13,599	0.4950
November 14, 2014	September 30, 2014	11	9,564	2,035	2,229	13,839	0.4975
February 13, 2015	December 31, 2014	11	9,704	2,034	2,229	13,978	0.4975

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

•            comply with applicable law, any of our debt instruments or other agreements; or

•            provide funds for distributions to our unitholders (including our general partner) for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for future distributions to our unitholders unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);

•                  plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.

As of December 31, 2014, Fund I owned an aggregate of 4,480,000 subordinated units. During the subordination period, the common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus could be made on the subordinated units. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions from operating surplus until the common units had received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages were paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there would be available cash from operating surplus to be distributed on the common units.

The subordination period ended on February 13, 2015, the first business day of any quarter after December 31, 2014 that we had earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, and there were no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units could convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, had been earned and paid prior to the applicable date, in each case provided there were no arrearages in the minimum quarterly distribution on our common units at that time. On May 16, 2014, 2,240,000 subordinated units converted on a one-for-one basis into common units pursuant to the terms of our partnership agreement. The remaining 4,480,000 subordinated units converted on a one-for-one basis into common units pursuant to the terms of our partnership agreement on February 13, 2015.

During Subordination Period. Assuming our general partner had, and maintained, an approximate 0.1% general partner interest in us, our partnership agreement required us to distribute all of our available cash from operating surplus for each quarter in the following manner during the subordination period:

•                  first, 99.9% to the common unitholders, pro rata, and 0.1% to our general partner, until we distributed for each common unit an amount equal to the minimum quarterly distribution for that quarter;

•                  second, 99.9% to the common unitholders, pro rata, and 0.1% to our general partner, until we distributed for each common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•                  third, 99.9% to the subordinated unitholders, pro rata, and 0.1% to our general partner, until we distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•                  fourth, 99.9% to all unitholders pro rata, and 0.1% to our general partner, until each unitholder received a total of $0.54625 per unit for that quarter.

If cash distributions to our unitholders exceed $0.54625 per unit in any quarter, our unitholders and our general partner will receive distributions according to the following percentage allocations:

Total Quarterly Distribution	Marginal Percentage Interest in Distributions
Target Amount	Unitholders	General Partner
above $0.54625 up to $0.59375	86.9%	13.1%
above $0.59375	76.9%	23.1%

The percentage interests shown for our general partner include an approximate 0.1% general partner interest. We refer to the additional increasing distributions to our general partner in excess of its general partner interest as “incentive distributions.”

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2014.

Unregistered Sales of Equity Securities

None not previously reported on a Current Report on Form 8-K.

Issuer Purchaser of Equity Securities

None.

ITEM 6.                   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented as of December 31, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2014, 2013, 2012 and for the period from November 16 to December 31, 2011 are derived from our audited financial statements. The selected financial data for the period from January 1 to November 15, 2011 and as of and for the year ended December 31, 2010 are derived from the audited financial statements of our predecessor. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein. The following table shows selected financial data of the Partnership and our predecessor for the periods and as of the dates indicated.

	Partnership				Predecessor
	Year Ended	Year Ended	Year Ended	November 16 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	November 15,	December 31,
(in thousands)	2014	2013	2012	2011	2011	2010
Statement of Operations Data:
Revenues:
Oil sales	$76,662	$77,181	$72,916	$9,766	$59,605	$52,670
Natural gas sales	28,521	26,800	23,502	3,976	35,883	48,088
Natural gas liquids sales	11,362	10,147	11,627	1,976	14,500	14,748
Gain (loss) on commodity derivative instruments, net	71,235	781	12,748	12,287	22,027	24,065
Other income	125	186	45	—	159	116
Total revenues	187,905	115,095	120,838	28,005	132,174	139,687
Operating expenses:
Lease operating expenses	25,821	25,397	29,069	3,193	21,391	23,804
Production and ad valorem taxes	8,738	8,614	7,790	1,076	7,763	9,320
Depletion and depreciation	36,729	43,420	46,928	5,876	37,206	55,828
Impairment of oil and gas properties	37,758	63,663	3,544	—	16,765	11,712
Accretion expense	2,071	1,924	1,575	191	1,290	1,366
Loss (gain) on settlement of asset retirement obligations	151	358	(31)	—	496	(209)
Management fees	—	—	—	—	5,435	6,104
General and administrative expenses	11,447	11,965	13,758	1,892	5,149	5,293
Total operating expenses	122,715	155,341	102,633	12,228	95,495	113,218

Operating income (loss)	65,190	(40,246)	18,205	15,777	36,679	26,469

Other income (expense), net
Interest income	—	—	—	—	1	17
Interest expense	(10,472)	(9,235)	(6,596)	(604)	(919)	(3,223)
Gain (loss) on interest rate derivative instruments, net	(1,790)	1,256	(4,650)	—	(133)	(897)
Other income (expense), net	(12,262)	(7,979)	(11,246)	(604)	(1,051)	(4,103)

Income (loss) before taxes	52,928	(48,225)	6,959	15,173	35,628	22,366

Income tax expense	(186)	(56)	(172)	(48)	76	(32)

Net income (loss)	$52,742	$(48,281)	$6,787	$15,125	$35,704	$22,334
Net (income) loss attributable to common control operations	—	(448)	(6,790)	(2,975)
Net income (loss) available to unitholders	$52,742	$(48,729)	$(3)	$12,150

General partner’s interest in net income (loss)	$53	$(49)	$—	$12
Limited partners’ interest in net income (loss)	$52,689	$(48,680)	$(3)	$12,138
Net income (loss) per limited partner unit (basic and diluted)	$1.94	$(1.92)	$(0.00)	$0.54
Weighted average number of limited partner units outstanding (basic and diluted)	27,092	25,372	22,425	22,418

Other Financial Data:
Adjusted EBITDA	$83,385	$79,550	$81,156	$13,603	$79,762	$119,130

Cash Flow Data:
Net cash provided by (used in) operating activities	$67,885	$65,541	$77,223	$5,523	$84,027	$121,269
Net cash provided by (used in) investing activities	$(69,950)	$(35,805)	$(40,433)	$(755)	$(44,891)	$(125,846)
Net cash provided by (used in) financing activities	$1,224	$(28,786)	$(34,836)	$(3,255)	$(38,000)	$1,505

	Partnership				Predecessor
	Year Ended	Year Ended	Year Ended	November 16 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	November 15,	December 31,
(in thousands)	2014	2013	2012	2011	2011	2010

Balance Sheet Data:
Working capital	$49,531	$17,131	$19,366	$23,124	$(1)	$33,209
Total assets	$558,954	$488,350	$565,470	$579,934	$(1)	$504,622
Total debt	$280,000	$250,000	$228,000	$155,800	$(1)	$27,251
Unitholders’ equity/partners’ capital	$218,637	$192,258	$290,776	$390,150	$(1)	$426,733

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

Our Adjusted EBITDA for the years ended December 31, 2014, 2013, 2012, and for the period from November 16 to December 31, 2011 was $83.4 million, $79.6 million, $81.2 million, and $13.6 million, respectively. Our predecessor’s Adjusted EBITDA for the period from January 1 to November 15, 2011 and the year ended December 31, 2010 was $79.8 million and $119.1 million, respectively.

Our Distributable Cash Flow for the years ended December 31, 2014, 2013, and 2012 and for the period from November 16 to December 31, 2011 was $52.0 million, $49.6 million, $53.8 million and $11.0 million, respectively.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income (Loss)

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income (loss), our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Partnership				Predecessor
	Year Ended	Year Ended	Year Ended	November 16 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	November 15,	December 31,
(in thousands)	2014	2013	2012	2011	2011	2010
Net income (loss)	$52,742	$(48,281)	$6,787	$15,125	$35,704	$22,334
Income tax expense	186	56	172	48	(76)	32
Interest expense-net, including loss (gain) on interest rate derivative instruments, net	12,262	7,979	11,246	604	1,052	4,120
Depletion and depreciation	36,729	43,420	46,928	5,876	37,206	55,828
Accretion of asset retirement Obligations	2,071	1,924	1,575	191	1,290	1,366
Amortization of equity awards	1,081	549	313	31	—	—
Loss (gain) on settlement of asset retirement obligations	151	358	(31)	—	496	(209)
Loss (gain) on commodity derivative instruments, net	(71,235)	(781)	(12,748)	(12,287)	(22,027)	(24,065)
Commodity derivative instrument net cash Settlements	11,640	10,663	23,370	4,015	9,353	48,029
Impairment of oil and natural gas properties	37,758	63,663	3,544	—	16,765	11,712
Interest income	—	—	—	—	(1)	(17)
Adjusted EBITDA	$83,385	$79,550	$81,156	$13,603	$79,762	$119,130

Adjusted EBITDA	$83,385	$79,550	$81,156	$13,603
Cash income tax expense	(146)	(132)	(86)	—
Cash interest expense	(10,905)	(9,513)	(7,012)	(31)
Estimated maintenance capital (1)	(20,300)	(20,300)	(20,300)	(2,538)
Distributable cash flow	$52,034	$49,605	$53,758	$11,034

(1)         Estimated maintenance capital expenditures as defined by our partnership agreement represent our estimate of the amount of capital required on average per year to maintain our production over the long term. For the period from November 16 to December 31, 2011, the amount represents prorated maintenance capital for the period.

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

Our properties are located in the Permian Basin region in West Texas and Southeast New Mexico, the Mid-Continent region in Oklahoma and East Texas and the Gulf Coast region in Texas. These properties consist of working interests in 856 gross (745 net) producing wells, of which we owned a 87% average working interest. As of December 31, 2014, our total estimated proved reserves were 33.8 MMBoe, of which 52% were oil and NGLs as measured by volume, 73% were proved developed producing and 15% were proved developed non-producing. As of December 31, 2014, our estimated proved reserves had a standardized measure of $441.7 million.

Of our total estimated proved reserves as of December 31, 2014, 16.3 MMBoe, or 48%, are located in the Permian Basin region; 14.2 MMBoe, or 42%, are located in the Mid-Continent region; and 3.3 MMBoe, or 10%, are located in the Gulf Coast region.

Acquisition of Properties

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

On January 3, 2013, we completed an acquisition from Fund I of certain oil and natural gas properties located in the Mid-Continent region in Oklahoma for a purchase price of $21.0 million (the “January 2013 Acquisition”). In addition, as part of the January 2013 Acquisition, we acquired commodity hedge contracts valued at approximately $1.7 million at the closing of the January 2013 Acquisition. The January 2013 Acquisition was effective October 1, 2012. In June 2013, we paid $0.4 million in cash to Fund I related to post-closing adjustments to the purchase price.

On April 1, 2013, we completed an acquisition of certain oil and natural gas properties located in the Mid-Continent region in Oklahoma and crude oil hedges from Fund II for a purchase price of $38.2 million (the “April 2013 Acquisition”). As part of the April 2013 Acquisition, we acquired crude oil hedges valued at approximately $0.4 million as of the closing of the April 2013 Acquisition. The April 2013 Acquisition was effective April 1, 2013.

On October 1, 2014, we completed an acquisition of oil and natural gas properties in the Stroud field located in Lincoln and Creek Counties, Oklahoma for a purchase price of $38.0 million (the “October 2014 Acquisition”) from an unrelated third party. The October 2014 Acquisition was effective September 1, 2014. We financed the acquisition with borrowings under our Credit Agreement. In January 2015, we paid $0.2 million in cash to the seller related to post-closing adjustments to the purchase price.

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

Oil Prices.  The NYMEX-WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The actual prices realized from the sale of oil differ from the quoted NYMEX-WTI price as a result of quality and location differentials. Quality differentials to NYMEX-WTI prices result from the fact that oils differ from one another in their molecular makeup, which plays an important part in their refining and subsequent sale as petroleum products. Among other things, there are two characteristics that commonly drive quality differentials: (1) the oil’s American Petroleum Institute (“API”), gravity and (2) the oil’s percentage of sulfur content by weight. In general, lighter oil (with higher API gravity) produces a larger number of lighter products, such as gasoline, which have higher resale value, and, therefore, normally sells at a higher price than heavier oil. Oil with low sulfur content (“sweet” oil) is less expensive to refine and, as a result, normally sells at a higher price than high sulfur-content oil (“sour” oil).

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

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $107.62 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.92 per MMBtu to a low of $2.75 per MMBtu. For the five years ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.92 per MMBtu to a low of $1.82 per MMBtu. As of February 27, 2015, the NYMEX-WTI oil spot price was $49.76 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.75 per MMBtu.

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

For a summary of volumes of our production covered by commodity derivative contracts and the average prices at which the production is hedged as of December 31, 2014, please refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Trends and 2015 Outlook

Commodity prices have declined significantly since November 2014. We anticipate a sustained depressed commodity pricing environment to have a significant adverse impact on our business. Although current capital markets are challenging, they are accessible. We cannot accurately predict future commodity prices nor when or whether capital markets will improve. Lower commodity prices may impact our financial results through impairments of our oil and natural gas properties, reductions in our borrowing base and reductions in our distributions.

Lower commodity prices caused us to significantly reduce our 2015 capital budget compared to 2014. We expect to spend approximately $19.0 million of total capital expenditures on the development of our oil and natural gas properties in 2015. Our 2015 budget consists entirely of maintenance capital expenditures. The estimated capital expenditures for 2015 do not include any amounts for acquisitions of oil and natural gas properties. We may reduce our capital expenditure budget if commodity prices remain depressed for a prolonged period or commodity prices further significantly decline.

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

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we have entered into commodity derivative contracts, and we intend to enter into commodity derivative contracts in the future, to reduce cash flow volatility. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a summary of volumes of our production covered by commodity derivative contracts and the average prices at which the production is hedged through 2018.

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

Financial and Operating Data

	Year Ended December 31,
	2014	2013	2012
Revenues (in thousands):
Oil sales	$76,662	$77,181	$72,916
Natural gas sales	28,521	26,800	23,502
Natural gas liquids sales	11,362	10,147	11,627
Gain (loss) on commodity derivative instruments, net	71,235	781	12,748
Other income	125	186	45
Total revenues	187,905	115,095	120,838

Expenses (in thousands):
Lease operating expense	$25,821	$25,397	$29,069
Production and ad valorem taxes	8,738	8,614	7,790
Depletion and depreciation	36,729	43,420	46,928
Impairment of oil and natural gas properties	37,758	63,663	3,544
General and administrative expense	11,447	11,965	13,758
Interest expense	10,472	9,235	6,596
Loss (gain) on interest rate derivative instruments, net	1,790	(1,256)	4,650

Production: (1)
Oil (MBbls)	904	837	834
Natural gas (MMcf)	6,467	7,246	8,487
NGLs (MBbls)	366	315	311
Total (MBoe)	2,348	2,360	2,560
Average net production (Boe/d)	6,433	6,466	6,995

(1)           The Red Lake area constituted approximately 30% of our estimated proved reserves as of December 31, 2014. The Potato Hills field constituted approximately 20% of our estimated proved reserves as of December 31, 2014. The following table is a summary of production by product for the Red Lake and Potato Hills fields for the years indicated:

	Year Ended December 31,
	2014	2013	2012
Red Lake field:
Oil (MBbls)	535	482	432
Natural gas (MMcf)	869	793	701
NGLs (MBbls)	228	189	158
Total (MBoe)	908	803	707

Potato Hills field:
Oil (MBbls)	—	—	—
Natural gas (MMcf)	2,480	2,828	3,188
NGLs (MBbls)	—	—	—
Total (MBoe)	413	471	531

	Year Ended December 31,
	2014	2013	2012

Average sales price:
Oil (per Bbl):
Sales price	$84.80	$92.21	$87.43
Effect of settled commodity derivative instruments (1)	5.10	(2.45)	4.38
Realized sales price	$89.90	$89.76	$91.81

Natural gas (per Mcf):
Sales price	$4.41	$3.70	$2.77
Effect of settled commodity derivative instruments(1)	0.97	1.44	2.13
Realized sales price	$5.38	$5.14	$4.90

NGLs (per Bbl):
Sales price	$31.04	$32.21	$37.39
Effect of settled commodity derivative instruments(1)	0.11	4.08	5.22
Realized sales price	$31.15	$36.29	$42.61

Average unit costs per Boe:
Lease operating expenses	$11.00	$10.76	$11.36
Production and ad valorem taxes	$3.72	$3.65	$3.04
Depletion and depreciation	$15.64	$18.40	$18.33
General and administrative expenses	$4.88	$5.07	$5.38

(1)           The dollar per Boe impact of commodity derivative instruments settlements on our realized sales prices was $4.66, $4.09, and $9.12 per Boe for the years ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations

Our Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

We recorded net income of $52.7 million for the year ended December 31, 2014 compared to net loss of $48.3 million for the year ended December 31, 2013, primarily related to gains on commodity derivative instruments during the year ended December 31, 2014. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the year ended December 31, 2013 and December 31, 2014 follows in (thousands):

Oil, natural gas and NGL revenues-prior period	$114,128
Increase (decrease)
Price realization
Oil	(6,202)
Natural gas	5,158
NGLs	(369)
Sales volumes
Oil	5,682
Natural gas	(3,435)
NGLs	1,583
Oil, natural gas and NGL revenues-current period	$116,545

Sales revenues increased from $114.1 million for the year ended December 31, 2013 to $116.5 million for the year ended December 31, 2014, primarily driven by higher natural gas realizations and oil and NGL production offset by lower oil realizations and natural gas production. Sales revenues for the year ended December 31, 2014 consisted of oil sales of $76.7 million, natural gas sales of $28.5 million and NGL sales of $11.3 million. Sales revenues for the year ended December 31, 2013 consisted of oil sales of $77.2 million, natural gas sales of $26.8 million and NGL sales of $10.1 million.

Our production volumes for the year ended December 31, 2014 included 1,270 MBbls of oil and NGLs and 6,467 MMcf of natural gas, or 3,479 Bbl/d of oil and NGLs and 17,718 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,348 MBoe, or 6,433 Boe/d. Our production volumes for the year ended December 31, 2013 included 1,152 MBbls of oil and NGLs and 7,246 MMcf of natural gas, or 3,156 Bbl/d of oil and NGLs and 19,852 Mcf/d of natural gas. On an equivalent basis, production for the period was 2,360 MBoe, or 6,466 Boe/d. The increase in oil and NGL sales volumes was primarily driven by the continued drilling at our Red Lake field. Given our focus on drilling at the Red Lake field, the production at our natural gas properties has decreased due to the natural decline of the wells.

Our average sales price per Bbl for oil and NGLs for the year ended December 31, 2014, excluding the effect of commodity derivative contracts, was $84.80 and $31.04, respectively. Our average sales price per Mcf of natural gas for the year ended December 31, 2014, excluding the effect of commodity derivative contracts, was $4.41. Our average sales price per Bbl for oil and NGLs for the year ended December 31, 2013, excluding the effect of commodity derivative contracts, was $92.21 and $32.21, respectively. Our average sales price per Mcf of natural gas for the year ended December 31, 2013, excluding the effect of commodity derivative contracts, was $3.70.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the year ended December 31, 2014 of $71.2 million, which is comprised of a positive net cash settlements and amortization of approximately $10.9 million and gains in fair value of derivatives of approximately $60.3 million. For the year ended December 31, 2013, we recorded a net gain from our commodity hedging program of $0.8 million, which is comprised of a positive net cash settlements and amortization of approximately $9.7 million and declines in fair value of derivatives of approximately $8.9 million. Lower commodity prices during the year lead to the significant impact on our gain on commodity derivative contracts for the year ended December 31, 2014.

Lease Operating Expense.  Our lease operating expenses were $25.8 million, or $11.00 per Boe, for the year ended December 31, 2014 compared to $25.4 million, or $10.76 per Boe, for the year ended December 31, 2013. The primary driver of the increased lease operating expenses were as a result of the Stroud Acquisition in the fourth quarter of 2014.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $8.7 million, or $3.72 per Boe, for the year ended December 31, 2014 compared to $8.6 million, or $3.65 per Boe, for the year ended December 31, 2013. Production taxes accounted for approximately $8.2 million and ad valorem taxes for approximately $0.5 million of the total taxes recorded during the year ended December 31, 2014. Production taxes accounted for approximately $8.0 million and ad valorem taxes for approximately $0.6 million of the total taxes recorded during the year ended December 31, 2013.

Impairment of Oil and Natural Gas Properties.  We recorded an impairment of $37.8 million on our proved properties for the year ended December 31, 2014 in the Permian Basin and Mid-Continent regions. The impairment was primarily due to lower estimated future net realizable commodity prices and reclassifications. We recorded an impairment of $63.7 million on our proved properties for the year ended December 31, 2013 in the Permian Basin and Gulf Coast regions. The impairment was primarily due to lower estimated future net realizable oil and natural gas liquid prices and reserve category reclassifications. These impairments had no impact on our cash flows, liquidity position, or debt covenants.

If future oil or natural gas prices or our reserves decline further, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of February 27, 2015, the NYMEX-WTI oil spot price was $49.76 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.75 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $11.4 million, or $4.88 per Boe, for the year ended December 31, 2014 compared to $12.0 million, or $5.07 per Boe, for the year ended December 31, 2013.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $10.5 million and $9.2 million for the year ended December 31, 2014 and 2013, respectively. The increase in interest expense was primarily due to the increased debt level outstanding during the year ended December 31, 2014.

Effects of Interest Rate Derivatives. Gain (loss) on interest rate derivative contracts, net, was a $1.8 million loss for the year ended December 31, 2014, including $0.9 million in negative cash settlements and $0.9 million in negative fluctuations in the fair value of derivatives. Gain (loss) on interest rate derivative contracts, net, was a $1.3 million gain for the year ended December 31, 2013, including $0.7 million in negative settlements and $2.0 million in positive fluctuations in the fair value of derivatives.

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

Our Pecos Slope field production was curtailed by approximately 1.2 MMcf/d (200 Boe/d) during the year ended December 31, 2013 due to the previously disclosed high nitrogen content of our produced natural gas. Severe winter weather did not have a material impact on our production for the year ended December 31, 2013.

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

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness, to meet our collateral requirements or to pay our distributions depends on our ability to generate cash. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil and natural gas, weather and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility and equity offerings under our “at-the-market” offering program (the “ATM Program”), described below. We may issue additional equity and debt as needed.

In February 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. For the year ended December 31, 2014, we received net proceeds from the sale of 1,521,846 newly issued common units of $26.0 million, after deducting underwriting discounts and commissions and offering expenses of $0.8 million, and used the proceeds for general partnership purposes. For the year ended December 31, 2014, we paid approximately $0.5 million of aggregate compensation to MLV for sales under the ATM Program. Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. This requirement is waived through March 31, 2015 (Note 7). We may continue to utilize our ATM Program as a source of cash after considering the current market price of our units.

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

Based on the number of common units, subordinated units and general partner units outstanding as of February 27, 2015, distributions to all of our unitholders at our current quarterly distribution rate would total $14.0 million. If commodity prices remain at current levels or further decline, we may consider a reduction in our quarterly distribution based on our liquidity and cash on hand.

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

We are committed to reinvesting a sufficient amount of our cash flow to fund our exploitation and development capital expenditures in order to maintain our production, and we intend to use primarily external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, rather than cash reserves established by our general partner, to make acquisitions to further increase our production and proved reserves. Because our proved reserves and production decline continually over time and because we do not own any material undeveloped properties or leasehold acreage, we will need to make acquisitions to sustain our level of distributions to unitholders over time.

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

Capital Expenditures

Based on the significant decline in commodity prices since the third quarter of 2014, we significantly reduced our capital expenditure budget in 2015 from 2014. We expect to spend $19.0 million in total capital expenditures in 2015. Our 2015 budget consists entirely of maintenance capital expenditures. We may further reduce our capital expenditure budget as we continue to monitor commodity prices and liquidity.

Maintenance capital expenditures represent our estimate of the amount of capital required on average per year to maintain our production over the long term. The primary purpose of maintenance capital is to maintain our production at a steady level over the long term to maintain our distributions per unit.

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital expenditures is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner that is expected to be accretive to our unitholders. Growth capital expenditures may include projects on our existing asset base. Although we may make acquisitions during 2015, including potential acquisitions of producing properties from Lime Rock Resources, we have not estimated any growth capital expenditures related to potential opportunistic acquisitions because we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts.

Based upon current oil and natural gas price expectations and our commodity derivatives positions for the year ending December 31, 2014, which cover 96% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand, cash flow from operations, proceeds from our ATM Program and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to fund our total planned 2015 capital expenditures and cash distributions.

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

We intend to pursue acquisitions of long-lived, low-risk producing oil and natural gas properties with reserve exploitation potential. We would expect to finance any significant acquisition of oil and natural gas properties in 2015 though external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, including through our ATM program.

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures on October 1, 2019. The Credit Agreement is a five-year, $750.0 million revolving credit facility with a current borrowing base of $260.0 million. The Intercreditor Agreement (as described below under Term Loan Agreement) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500.0 million in the aggregate.

Our Credit Agreement is reserve-based, and we are permitted to borrow under our Credit Agreement in an amount up to the borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. Our borrowing base is subject to scheduled redetermination on a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. In the future, we may be unable to access sufficient capital under our Credit Agreement as a result of (i) a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to agree to an increase to the borrowing base or meet their funding obligations.

Based upon current commodity prices, we anticipate a lower borrowing base at our next redetermination process during the second quarter of 2015. If the borrowing base is reduced to a level below current outstanding indebtedness, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge other oil and natural gas properties as additional collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our Credit Agreement. Additionally, we will not be able to pay distributions to our unitholders in any such quarter in the event there exists a borrowing base deficiency or an event of default either before or after giving effect to such distribution or we are not in pro forma compliance with the Credit Agreement after giving effect to such distribution.

Borrowings under the Credit Agreement are secured by liens on substantially all of our properties, but in any event, not less than 80% of the PV-10 value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our and our subsidiaries’ other assets including personal property. Additionally, borrowings under the Credit Agreement bear interest, at OLLC’s option, at either (i) the greater of the prime rate as determined by the Administrative Agent, the federal funds effective rate plus 0.50%, and the 30-day adjusted LIBOR plus 1.0%, all of which is subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

Our Credit Agreement requires maintenance of a ratio of Total Debt (as such term is defined in the Credit Agreement) to EBITDAX, which we refer to as the leverage ratio, of not more than 4.0 to 1.0x, and a ratio of consolidated current assets to consolidated current liabilities, which we refer to as the current ratio, of not less than 1.0 to 1.0x. Our Credit Agreement defines EBITDAX as consolidated net income plus the sum of interest, income taxes, depreciation, depletion, amortization, accretion, impairment charges, exploration expenses and other noncash charges, minus all noncash income.

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

If we fail to perform our obligations under these and other covenants, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement.

At December 31, 2014, we had $230.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $30.0 million.

Our borrowing base is expected to be reviewed by our lending group in the second quarter of 2015. As discussed above, our Credit Agreement is reserve-based, and we anticipate our borrowing base will be reduced due to a decline in the estimated future net realizable commodity prices since October 2014, the last time our borrowing base was reviewed. As of February 27, 2015, we had approximately $240.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $20.0 million. Based on the current commodity price environment and our 2014 year end proved reserves, our borrowing base may be reduced below our current outstanding borrowings. We are reviewing alternatives to reduce our outstanding debt under the Credit Agreement, which may include the issuance of debt and equity and the sale of assets (subject to the limitations set forth in the Credit Agreement).

Term Loan Agreement

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

Borrowings under the Term Loan Agreement mature on April 1, 2020, and, subject to the terms of the Intercreditor Agreement (as described in the Term Loan Agreement), OLLC has the ability at any time to prepay the Term Loan Agreement without premium or penalty. Borrowings under the Term Loan Agreement bear interest, at OLLC’s option, at either

•                  the greatest of (i) the prime rate as defined in the Term Loan Agreement, (ii) the federal funds effective rate plus 0.50% and (iii) the 30-day adjusted LIBOR plus 1.0%, all of which is subject to an applicable margin of 7.5%; or

•                  the applicable reserve-adjusted LIBOR plus an applicable margin of 8.5%.

The Term Loan Agreement contains various covenants and restrictive provisions which limit the ability of OLLC, us or any of our subsidiaries to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of production; prepay certain indebtedness; and amend the Credit Agreement or grant any liens to secure any indebtedness under the Credit Agreement. The Term Loan Agreement allows us to exclude certain sales of common units representing limited partner interests in us made on and after October 1, 2014 and on and before March 31, 2015 from compliance with the mandatory prepayment provision under the Term Loan Agreement that requires us to use 50% of the net cash proceeds from any equity offering to prepay borrowings outstanding under the Term Loan Agreement.

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2014, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement. The next scheduled testing of the asset coverage ratio will occur in connection with our next borrowing base redetermination that will take place in the second quarter of 2015. As the result of current commodity prices, we anticipate that we will not meet the requirements of the asset coverage ratio. Based on preliminary discussions with the lender, we believe we will be able to obtain a waiver. However, there can be no assurance that we will be able to obtain a waiver. If we are unable obtain waiver, we will have to undertake alternative financing plans to reduce our indebtedness under the Term Loan Agreement, including, but not limited to, the issuance of public and private debt and equity securities and the sale of assets.

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

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps in place as of December 31, 2014. The weighted average price is based on the swap price for oil, NGL and natural gas swaps. We use swaps as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL, and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/Mmbtu	Mmbtu/d
2015	$93.16	2,075	$34.46	647	$5.72	15,069
2016	$87.27	1,672	$—	—	$4.29	14,887
2017	$84.34	1,298	$—	—	$4.61	13,824
2018	$82.26	1,541	$—	—	$4.28	6,506

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of December 31, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d	$/Mmbtu	Mmbtu/d
2015	$(0.2291)	5,939	$(0.0959)	3,031	$(0.1380)	4,777	$(0.1334)	846
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the periods presented, our oil basis swaps in place as of December 31, 2014. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Argus — Midland-Cushing
Term	$/Bbl	Bbl/d
2015	$(3.4087)	1,088

Cash Flows

Cash flows provided by (used in) by type of activity were as follow for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net cash provided by (used in):
Operating activities	$67,885	$65,541	$77,223
Investing activities	(69,950)	(35,805)	(40,433)
Financing activities	1,224	(28,786)	(34,836)

Operating Activities.  Net cash provided by operating activities was $67.9 million, $65.5 million, and $77.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $49.5 million and $17.1 million at December 31, 2014 and 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $3.6 million and $4.4 million at December 31, 2014 and 2013, respectively.

Investing Activities.  Net cash used in investing activities was $70.0 for the year ended December 31, 2014, which primarily represented $37.6 million for acquisition of oil and gas natural properties and $32.4 million of additions to our property and equipment balances. Net cash used in investing activities was $35.8 million and $40.4 million for the years ended December 31, 2013 and 2012, respectively, which primarily represented additions to our property and equipment balances during the periods.

Financing Activities.  Cash flows provided by financing activities of $1.2 million for the year ended December 31, 2014 consisted of net proceeds received from an equity offering of $26.0 million and net borrowings under the Credit Agreement of $30.0 million offset by distributions to unitholders of $53.4 million and deferred financing costs of $1.3 million.

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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2014 is provided in the following table (in thousands).

	Obligations Due in Period
Contractual Obligation	2015	2016	2017	2018	Thereafter	Total
Long-term debt (1)	$—	$—	$—	$—	$280,000	$280,000
Interest on long-term debt(2)	10,824	10,824	10,824	10,824	10,373	53,669
Total	$10,824	$10,824	$10,824	$10,824	$290,373	$333,669

(1)         Represents amounts outstanding under our Credit Agreement and Term Loan Agreement as of December 31, 2014. The total balance of our Credit Agreement will mature in October 2019 and the balance on our Term Loan Agreement will mature in April 2020.

(2)         Based upon the weighted average interest rate of approximately 2.68% under the Credit Agreement at December 31, 2014 and an unused commitment fee of 0.50% on $30.0 million and the weighted average interest rate of 9.02% under the Term Loan Agreement.

The table above excludes amounts associated with our oil and natural gas property asset retirement obligations. As of December 31, 2014, $41.6 million of such obligations were recorded as liabilities, $1.1 million of which was reflected as current liabilities. Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations.

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

Third-Party Acquisitions

Accounting for third-party acquisitions requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective fair values. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The most significant estimates to us typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties.

The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate.

Deferred taxes are recorded for any differences between the fair value and tax basis of assets acquired and liabilities assumed. To the extent the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill (or bargain purchase if there is a shortfall of purchases price versus net fair value recorded). As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

We recorded the assets acquired and liabilities assumed in the October 2014 Acquisition at their estimated fair value of approximately $38.2 million, which we consider to be representative of the price paid by a typical market participant. Based on the purchase price allocation for our October 2014 Acquisition, no goodwill or bargain purchase was recorded.

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

Oil, NGL and Natural Gas Reserve Quantities

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Miller and Lents, Ltd., Netherland, Sewell & Associates, Inc. and Ryder Scott Petroleum Consultants, our independent reserve engineering firms, prepare a fully-engineered reserve and economic evaluation of all our properties on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The estimates of the proved reserves as of December 31, 2014 included in this report are based on reserve reports prepared by Miller and Lents, Ltd., Netherland, Sewell & Associates, Inc. and Ryder Scott Petroleum Consultants.

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

We evaluate the impairment of our proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depletion and depreciation unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

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

Impairment of Oil and Natural Gas Properties

For the year ended December 31, 2014, we recorded a non-cash impairment charge of $37.8 million on our proved oil and natural gas properties in the Permian Basin and Mid-Continent regions. We recorded a non-cash impairment charge of $63.7 million related to our proved oil and natural gas properties during the year ended December 31, 2013. We recorded a non-cash impairment charge of $3.1 million related to our proved oil and natural gas properties during the year ended December 31, 2012. The carrying values of the impaired proved properties were reduced to fair value measured by estimated cash flows reporting in an internal reserve report. These reports are based upon future oil and natural gas prices, which are based on observable inputs, adjusted for basis differentials. These are classified as Level 3 measurements. The charges are included in impairment of oil and natural gas properties in our condensed statements of operations. If future oil and natural gas prices or reserves decline during 2015, the estimated undiscounted cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our recently acquired properties and a non-cash impairment charge may be required to be recognized in future periods. As of February 27, 2015, the NYMEX-WTI oil spot price was $49.76 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.75 per MMBtu.

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

We recognize all of our derivative contracts as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative contract depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. None of our derivatives were designated as a hedging instrument during 2014, 2013, or 2012. For our non-designated derivative contracts, the gain or loss is recognized in current earnings during the period of change.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013, or 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of oilfield services and equipment, as increasing oil and natural gas prices increase drilling activity in our areas of operations.

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

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into commodity derivative contracts with respect to a significant portion of our projected oil and natural gas production through various transactions that fix the future prices received. These transactions may include price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate of the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not enter into derivative contracts for speculative trading purposes.

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

The following table summarizes our open commodity derivative contracts as of December 31, 2014:

	Index	2015	2016	2017	2018
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	5,500,236	5,433,888	5,045,760	2,374,800
Weighted average price		$5.72	$4.29	$4.61	$4.28

Basis swaps (MMBTUs)	(1)	5,326,559	2,877,047	—	—
Weighted average price		$(0.1661)	$(0.1115)	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	757,321	610,131	473,698	562,524
Weighted average price		$93.16	$87.27	$84.34	$82.26

Basis swaps (BBLs)	Argus-	397,035	—	—	—
Weighted average price	Midland-Cushing	$(3.4087)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	236,149	—	—	—
Weighted average price		$34.46	$—	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

As of December 31, 2014, the fair market value of our commodity derivative positions was a net asset of $83.7 million.

Interest Rate Risk

At December 31, 2014, we had $280.0 million of debt outstanding under our Credit Agreement and Term Loan, with an average effective interest rate of 3.81%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $1.1 million per year.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” included in this Annual Report on Form 10-K beginning on page F-1.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of our general partner.

Name	Age	Position with our General Partner
Eric Mullins	52	Co-Chief Executive Officer and Chairman
Charles W. Adcock	61	Co-Chief Executive Officer and Director
Christopher A. Butta	54	Senior Vice President of Engineering and Chief Engineer
Jaime R. Casas	45	Vice President and Chief Financial Officer
C. Timothy Miller	55	Executive Vice President and Chief Operating Officer
John A. Bailey (1)	44	Director
Jonathan Carroll (2)	53	Director
Jonathan C. Farber	46	Director
Robert T. O’Connell (3)	76	Director
Townes G. Pressler, Jr.	51	Director

(1)                                 Chairman of the conflicts committee and member of the audit committee.

(2)                                 Member of the conflicts and audit committees.

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

Christopher A. Butta — Senior Vice President of Engineering and Chief Engineer.  Christopher A. Butta was appointed Senior Vice President of Engineering and Chief Engineer of our general partner in March 2015. Mr. Butta also was appointed Senior Vice President of Engineering and Chief Engineer of Lime Rock Resources in March 2014.  From May 2011 to March 2015, Mr. Butta served as Vice President and Chief Engineer of our general partner. From October 2008 to March 2014, Mr. Butta served as Vice President and Chief Engineer of Lime Rock Resources. From July 2005 to October 2008, Mr. Butta served as the Vice President of Engineering of Lime Rock Resources. From 1991 through July 2005, Mr. Butta worked for Miller and Lents, Ltd., a leading domestic and international consulting firm specializing in oil and gas reserve evaluations and economic analyses. During his 14 years at Miller and Lents, Mr. Butta rose from Consulting Engineer to Senior Vice President. In those capacities, he analyzed oil and gas reserves throughout the United States to provide engineering reserve estimates. Prior to that, Mr. Butta spent eight years as an operations/analytical engineer at ARCO Oil and Gas Company. Mr. Butta is a graduate of the University of Missouri-Rolla, with a Bachelor of Science degree in Petroleum Engineering.

Jaime R. Casas — Vice President and Chief Financial Officer.  Jaime R. Casas was appointed Vice President and Chief Financial Officer of our general partner in July 2011. Prior to joining our general partner in June 2011, Mr. Casas served as Vice President, Chief Financial Officer of Laredo Energy, a privately held oil and gas company, from May 2009 to June 2011. While at Laredo Energy, Mr. Casas’ primary responsibilities were managing accounting, finance and certain business development functions. From November 2008 until joining Laredo Energy in May 2009, Mr. Casas worked as an independent financial consultant. From 1999 to October 2008 and 1995 to

1997, Mr. Casas worked in various positions in the investment banking energy groups at Donaldson, Lufkin & Jenrette and at Credit Suisse following Credit Suisse’s acquisition of DLJ, including as a Director, Vice President, Associate and Analyst. While at Credit Suisse, Mr. Casas’ primary focus was on capital and advisory transactions for exploration and production companies. From 1993 to 1995, Mr. Casas worked for Accenture as a management information consultant in the energy group. Mr. Casas is a graduate of Texas A&M University, with a Bachelor of Business Administration degree, and the Wharton School of the University of Pennsylvania, with a Master of Business Administration.

C. Timothy Miller — Executive Vice President and Chief Operating Officer.  C. Timothy Miller was appointed Executive Vice President and Chief Operating Officer of our general partner in March 2015. Mr. Miller was also appointed Executive Vice President of Operations and Chief Operating Officer of Lime Rock Resources in March 2014. From May 2011 to March 2015, Mr. Miller served as Vice President and Chief Operating officer of our general partner. From October 2008 to March 2014, Mr. Miller served as Vice President and Chief Operating Officer of Lime Rock Resources. From May 2005 to October 2008, Mr. Miller served as Vice President of Operations of Lime Rock Resources. From 1984 until April 2005, Mr. Miller worked for El Paso Corporation and for Coastal Oil and Gas Company before it merged with El Paso in 2001. During this time, Mr. Miller served in positions of increasing responsibility, working as a petroleum engineer and rising to the position of Vice President-Upper Gulf Coast Production for Coastal Oil and Gas Corporation in 1999. After Coastal’s merger with El Paso, Mr. Miller served as Vice President-Gulf of Mexico Production, Vice President-Texas Gulf Coast Technical Group and finally Vice President, Texas Gulf Coast Division, where he was responsible for all of El Paso Corporation’s operations in the Gulf Coast area. From 1982 to 1984, Mr. Miller worked as a petroleum engineer for Petro-Lewis Corporation. Mr. Miller is a graduate of the University of Missouri-Rolla, with a Bachelor of Science degree in Petroleum Engineering, and Oklahoma City University, with a Master of Business Administration.

John A. Bailey — Director.  John A. Bailey was appointed as a member of the board of directors of our general partner in November 2011. Mr. Bailey has been Portfolio Manager, Global Natural Resources, and a Senior Research Analyst at Voya Investment Management since June 2011. Mr. Bailey was a founder and Managing Partner of 1859 Partners LLC, an energy investment partnership, from March 2009 until June 2011. From August 2008 until March 2009, Mr. Bailey was Managing Partner of J. Bailey & Co LLC, an energy industry consulting company. From May 2006 until its merger with Denbury Resources Inc. in March 2010, Mr. Bailey served on the board of directors and audit committee of Encore Acquisition Company, an NYSE-listed oil and gas exploration and production company. From December 2006 until August 2008, Mr. Bailey was a Portfolio Manager, Global Energy, at Carlyle—Blue Wave Partners Management, LP, an investment partnership. Mr. Bailey served as a director of CrossPoint Energy, an oil and gas exploration and production company listed on the OTC Bulletin Board, from January 2005 until October 2007. From March 2005 to October 2006, Mr. Bailey was a Vice President, Energy at Amaranth Group LLC, an investment fund, and a consultant to Amaranth Group LLC from October 2004 until March 2005. From October 2000 until August 2004, Mr. Bailey was an equity research analyst and Vice President of Equity Research for Deutsche Bank Securities focusing on the exploration and production industry in North America. From May 1997 until October 2000, Mr. Bailey was part of the oil and natural gas equity research group at Donaldson, Lufkin & Jenrette, Inc. and from May 1993 until May 1997, Mr. Bailey was part of the economic fixed income research group at Donaldson, Lufkin & Jenrette, Inc. Mr. Bailey received a Bachelor of Arts degree in Economics and Government from Cornell University. We believe that Mr. Bailey’s financial and energy investment experience and board and audit committee service bring valuable industry experience and corporate governance skills to the board of directors.

Jonathan P. Carroll — Director. Jonathan Carroll was appointed as a member of the board of directors of our general partner in January 2014. Mr. Carroll has served as President and Director of Lazarus Energy Holdings, LLC, which focuses on investments in energy companies and energy related assets, since 2006. In addition, since February 2012, he has served as President and Chief Executive Officer, and is also currently Chairman of Blue Dolphin Energy Company, a publicly traded, independent oil and gas company controlled by Lazarus Energy Holdings that is engaged in downstream and midstream operations. Mr. Carroll served as President of ENSERCH Energy Services, Inc. following the acquisition of Direct Gas Supply Corp. by ENSERCH Corp. in 1995. From 1991 to 1995, he served as Chief Executive Officer and President of Direct Gas Supply Corp., a natural gas marketing company. Mr. Carroll began his career at First Interstate Bank of California and later served as Vice President at Manufacturers Hanover Bank, where he concentrated on trading operations in municipal finance and bond arbitrage. Since 2004, he has served on the Board of Trustees of Salient Fund Group, and has served on the compliance, audit and nominating committees of several of its private and public closed-end and mutual funds. Mr. Carroll earned a Bachelor of Arts degree in Human Biology and a Bachelor of Arts degree in Economics from Stanford University, and he completed a Directed Reading in Economics at Oxford University. We believe Mr. Carroll’s experience in the oil and natural gas industry and his service on other audit committees provide the board of directors with valuable industry knowledge and corporate governance experience.

Jonathan C. Farber — Director.  Jonathan C. Farber was appointed as a member of the board of directors of our general partner in May 2011. Mr. Farber serves as a Managing Director of Lime Rock Partners, a private equity firm he co-founded in 1998 to focus on investments of growth capital in energy companies worldwide. Mr. Farber is also Manager of the general partner of Lime Rock Management and the upper tier general partner of Lime Rock Resources Funds II and III, and Managing Member of the upper tier general partner of Lime Rock Resources Fund I. Mr. Farber began his career in 1990 in the Investment Research Department of Goldman Sachs, rising from a securities analyst to Vice President in the Investment Banking Division, where he was involved in private equity and large merger and acquisition transactions. Mr. Farber currently serves on the board of directors of Imaginea Energy, Augustus Energy Partners II, CrownRock, Laricina Energy, and Vantage Energy. He previously served on the board of directors of Augustus Energy Partners, Arena Exploration, Black Shire Energy, Coronado Resources, Deer Creek Energy, LMP Exploration Holdings, PDC Mountaineer, RMP Energy, Slate River Resources, Torex Resources, U.S. Exploration Holdings, and Venture Production. Mr. Farber is a graduate of the School of Foreign Service of Georgetown University, with a Bachelor of Science in Foreign Service degree. We believe that Mr. Farber’s extensive financial, investment banking and private equity experience, as well as his experience on the boards of directors of public and numerous private energy companies, bring substantial leadership skill and experience to the board of directors.

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

Townes G. Pressler, Jr. — Director.  Townes G. Pressler, Jr. was appointed as a member of the board of directors of our general partner in May 2011. Mr. Pressler joined the Lime Rock Partners team in 2007 as a Managing Director. Prior to joining Lime Rock Partners, he had over 20 years of experience as an energy entrepreneur and as a strategic advisor to energy companies. From 2004 to 2007, Mr. Pressler served as Principal of Peregrine Oil & Gas LP, a private equity-backed independent oil and natural gas producer he co-founded, focused in the Gulf of Mexico. From 2002 to 2004, Mr. Pressler ran the Houston office of international energy investment bank, Harrison Lovegrove & Co. Prior to that, he served in various capacities at Donaldson, Lufkin & Jenrette, later becoming Managing Director of the Global Energy Group of Credit Suisse after Credit Suisse’s acquisition of DLJ. Mr. Pressler currently serves on the board of directors of Battlecat Oil and Gas, Braden Exploration Holdings II, Capstone Natural Resources II, Imaginea Energy and Vantage Energy II. He previously served on the board of directors of Black Shire Energy, Braden Exploration, Capstone Natural Resources, Chinook Energy, Lafayette Workboat Holdings, PDC Mountaineer and TAW Energy Services. Mr. Pressler is a graduate of Washington & Lee University, with a Bachelor of Arts degree, and The University of Texas at Austin, with a Master of Business

Administration. We believe that Mr. Pressler’s considerable financial and energy investment banking experience, as well as his experience on the boards of directors of numerous private energy companies, bring important and valuable skills to the board of directors.

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

Audit Committee

The audit committee currently consists of Messrs. O’Connell (Chairman), Bailey and Carroll, all of whom meet the independence and expertise standards established by the NYSE and the Exchange Act. Our general partner’s board of directors has determined that Mr. O’Connell is an “audit committee financial expert” as defined under SEC rules. In addition to his service on our audit committee, Mr. Carroll currently serves on the audit committees of three publicly traded funds within the Salient Group of Funds. Our general partner’s board of directors has discussed with Mr. Carroll the time and effort required to be devoted to his service on these committees and has affirmatively determined that such services do not impair Mr. Carroll’s ability to serve effectively as a member of our audit committee. The audit committee held four meetings in 2014.

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

Conflicts Committee

The conflicts committee currently consists of Messrs. Bailey (Chairman), Carroll and O’Connell, all of whom meet the independence standards established by the NYSE. The conflicts committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with affiliates of our general partner, including Lime Rock Resources and Lime Rock Partners) and that the board determines to submit to the conflicts committee for review. Our general partner may, but is not required to, seek approval from the conflicts committee of a resolution of a conflict of interest with our general partner or affiliates. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee held two meetings in 2014.

Meetings and Other Information

The board of directors held 13 meetings in 2014.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of LRE GP, LLC, we believe that during the year ended December 31, 2014 the officers and directors of LRE GP, LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a). Mr. Mullins filed a Form 4 on November 21, 2014 with respect to a reportable transaction that occurred on November 4, 2014.

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

ITEM 11.                                         EXECUTIVE COMPENSATION.

Compensation Committee Report

We do not have a separate compensation committee. In addition, we do not directly employ or compensate the executive officers of our general partner. Rather, under the services agreement, our general partner reimburses Lime Rock Management for the allocable expenses Lime Rock Management incurs in compensating our general partner’s executive officers, and we reimburse our general partner for such payments it makes to Lime Rock Management. As described in the Compensation Discussion and Analysis “CD&A” below, decisions regarding the non-equity based compensation of our general partner’s Co-Chief Executive Officers are made by Lime Rock Management and decisions regarding the non-equity based compensation of our general partner’s other executive officers are made by Lime Rock Management after consulting with and considering recommendations by our Co-Chief Executive Officers. Equity-based compensation pursuant to our long-term incentive plan is determined and approved by the board of directors of our general partner.

The board of directors of our general partner has reviewed and discussed with management the CD&A set forth below. Based on this review and discussion, the board of directors determined that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Compensation Discussion and Analysis

Overview

Our operations and activities are managed by our general partner. However, neither we nor our general partner directly employ any of the persons responsible for managing our business. Rather, all of our general partner’s executive officers are employed by Lime Rock Management. As a result, the compensation of our general partner’s executive officers (other than equity-based incentive grants, which are determined by the board of directors of our general partner) is determined and paid by Lime Rock Management. Under the services agreement, our general partner reimburses Lime Rock Management, on a monthly basis, for the allocable expenses it incurs in compensating our general partner’s executive officers, and we reimburse our general partner for such payments it makes to Lime Rock Management. Please read “Item 13. Certain Relationships and Related Party Transactions—Services Agreement” for more information on the services agreement. Although we bear an allocated portion of Lime Rock Management’s costs of providing compensation and benefits to the Lime Rock Management employees who serve as the executive officers of our general partner, we have no control over such costs and do not establish or direct the compensation policies or practices of Lime Rock Management. Each of our general partner’s executive officers, other than our Chief Financial Officer, who is devoted full-time to our business, performs services for Lime Rock Management and its affiliates, including Lime Rock Resources.

This CD&A provides general information about the compensation paid to the executive officers of our general partner identified in the following table, who we refer to in this CD&A and the tables that follow as our general partner’s “named executive officers.”

Name	Principal Position
Eric Mullins	Chairman and Co-Chief Executive Officer
Charles W. Adcock	Co-Chief Executive Officer and Director
Jaime R. Casas	Vice President and Chief Financial Officer
Christopher A. Butta	Senior Vice President of Engineering and Chief Engineer
C. Timothy Miller	Executive Vice President and Chief Operating Officer

The executive officers of our general partner, other than Mr. Casas who is devoted full-time to our business, allocate their time between managing our business and affairs and the business and affairs of Lime Rock Resources and its affiliates. Under the services agreement, the compensation costs of our named executive officers, including Mr. Casas, are allocated to us on a monthly basis based on the estimated amount of time that each officer spends on our business.

Lime Rock Management, as the employer of our executive officers, has responsibility and authority for non-equity based compensation related decisions for our Co-Chief Executive Officers and, upon consultation and recommendations by our Co-Chief Executive Officers, for the other executive officers of our general partner. Equity grants pursuant to our long-term incentive plan are determined and approved by the board of directors of our general partner. All compensation decisions for employees of Lime Rock Management, including those for the individuals who are executive officers of our general partner, are made at the discretion of Mr. Jonathan C. Farber and Mr. John T. Reynolds, who control Lime Rock Management. Mr. Farber serves as a director of our general partner. Lime Rock Management compensates its executive officers with base salary and cash bonuses. Messrs. Farber and Reynolds determined the overall compensation philosophy and set the final compensation of the executive officers of Lime Rock Management without the assistance of a compensation consultant. None of our executive officers have employment agreements with us, Lime Rock Management or any of its affiliates.

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

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance that contributes to the achievement of our business strategy on both a short-term and a long-term basis. The primary long-term measure of our performance is our ability to sustain or increase our quarterly distributions to our unitholders. In addition, we reward qualities that we believe help achieve our strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; ability to manage our existing assets; ability to explore new avenues to increase oil and natural gas production and reserves; level of job responsibility; and tenure.

Benchmarking

As discussed above, one of the objectives of our compensation program is to provide our executive officers total compensation competitive with that of other executive officers employed by exploration and production companies and publicly traded partnerships of similar size. Accordingly, our Co-Chief Executive Officers reviewed our peer group’s Form 10-K and proxy statement filings to determine the compensation paid to the executive officers of our peer group. This peer group was comprised of the following exploration and production companies and publicly traded partnerships: Abraxas Petroleum Corporation, Atlas Energy, L.P., Breitburn Energy Partners, L.P., Callon Petroleum Company, EV Energy Partners L.P., Legacy Reserves LP, Linn Energy, LLC, Mid-Con Energy Partners, LP, PetroQuest Energy, Inc., Resolute Energy Corporation, Rex Energy Corporation, Quicksilver Resources, Inc. and Vanguard Natural Resources, LLC. Our Co-Chief Executive Officers utilized this analysis to provide recommendations to Lime Rock Management regarding the compensation to be paid by Lime Rock Management to our general partner’s executive officers. However, our Co-Chief Executive Officers and Lime Rock Management did not specifically benchmark the base salary, cash bonus or long-term equity-based compensation to any formulaic percentage of, or numerical average of, the compensation levels at these other companies.

Performance Metrics

Lime Rock Management does not rely on specific performance metrics or objective targets when determining compensation. Instead, Lime Rock Management makes subjective determinations as to the appropriate compensation for each named executive officer based on their view of the individual’s performance and our performance during the prior fiscal year without any weight or formula given to any specific performance measures. In addition, their determinations give consideration to the level and position of each named executive officer and relative compensation paid to other executive officers.

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, we seek to offer a compensation program to our general partner’s executive officers that, when valued in its entirety, serves to attract, motivate and retain executives with the character and expertise required for our growth and development. Our compensation program is comprised of four elements:

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

Discretionary Cash Bonus

A significant portion of the compensation of our general partner’s named executive officers consists of a discretionary annual cash bonus. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to incentivize and motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. We award annual cash bonuses to our general partner’s executive officers based on subjective evaluation of personal performance and our financial performance as measured across a fiscal year. Such bonuses and other incentive compensation are not tied to any specific performance measure of Lime Rock Management, Lime Rock Resources or Lime Rock Partners or any other affiliate of ours. We feel our industry has historically relied heavily on performance-based cash bonuses to compensate executive officers, and we want to compensate our general partner’s executives in line with industry practices.

Long-Term Equity-Based Compensation

In connection with our initial public offering, the board of directors of our general partner adopted the LRE GP, LLC Long-Term Incentive Plan (the “LTIP”) for employees, officers, consultants and directors of our general partner and its affiliates, including Lime Rock Management, who perform services for us. All Lime Rock Management employees, including each of our general partner’s named executive officers, are eligible to participate in the LTIP. The purpose of awards under the LTIP is to provide additional incentive compensation, at the discretion of the board, to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. The LTIP provides for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. As of December 31, 2014, there were 1,037,555 common units that remain available for issuance under the LTIP.

We have no set formula for granting awards to our general partner’s named executive officers. In determining whether to grant awards and the amount of any awards, the board of directors of our general partner takes into consideration subjective and discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations, industry trends and the individual’s total compensation package.

As further described below, the board of directors of our general partner granted Mr. Casas restricted units under the LTIP in 2014, 2013, and 2012. These restricted units vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the date of grant), provided that he has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the date of grant through each applicable vesting date.

In approving the grant of restricted units to Mr. Casas, the board of directors of our general partner took into account Mr. Casas’ performance, his level of responsibility and the board’s desire to retain Mr. Casas over the long-term. Mr. Casas’ restricted unit awards include unit distribution rights (“UDRs”), which enable him to receive cash distributions on our restricted units to the same extent as our unitholders receive cash distributions on our common units. Such distributions are paid to Mr. Casas on the same date that cash distributions are paid to our common unitholders. The restricted units granted to Mr. Casas will become fully vested upon a change of control or termination of employment due to death or disability.

With respect to future LTIP awards, we intend to continue to primarily utilize restricted unit awards with UDRs. These awards are intended to align the interests of key employees (including our general partner’s named executive officers) with those of our unitholders.

Benefits

Lime Rock Management does not maintain a defined benefit or pension plan for our general partner’s named executive officers because it believes such plans primarily reward longevity rather than performance. Through Insperity PEO Services, L.P. (“Insperity PEO”), Lime Rock Management and ServCo. provide a basic benefits package to all of their employees that includes health, dental, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the services agreement, including our general partner’s named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2014, Lime Rock Management provided a dollar-for-dollar matching contribution under the 401(k) plan on the first 5% of eligible compensation contributed to the plan by each participant, up to $10,000.

How Elements of Our Compensation Program are Related to Each Other

We view the various components of compensation as related, but distinct, and we emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long-term and short-term strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of our organization by making long-term equity-based incentives, particularly restricted unit grants, a significant component of executive compensation. We determine the appropriate level for each compensation component based on our overall goal to attract, motivate and retain key employees. The board of directors of our general partner, however, has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. All compensation decisions are discretionary and subject to the ultimate decision making authority of Lime Rock Management, except for equity awards under the LTIP, which are determined by the board of directors of our general partner.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to our general partner’s named executive officers.

Summary Compensation Table

The following table sets forth the components of and total compensation paid, accrued or otherwise expensed by us with respect to the compensation of our general partner’s named executive officers for the fiscal year ended December 31, 2014.

Name	Year	Salary(1)	Bonus(2)	Stock Awards(3) (4)	All Other Compensation(5)	Total Compensation
Eric Mullins	2014	$85,123	$—	$—	$8,219	$93,342
Chairman and Co-Chief	2013	$77,190	$—	$—	$7,176	$84,366
Executive Officer	2012	$116,121	$—	$—	$11,558	$127,679

Charles W. Adcock	2014	$96,360	$—	$—	$7,871	$104,231
Co-Chief Executive Officer	2013	$82,758	$—	$—	$6,480	$89,238
and Director	2012	$129,103	$—	$—	$12,356	$141,459

Jaime R. Casas	2014	$250,000	$250,000	$499,997	$57,439	$1,057,436
Vice President and Chief	2013	$242,000	$250,000	$855,001	$56,893	$1,403,894
Financial Officer	2012	$230,000	$235,000	$175,476	$54,665	$695,141

Christopher A. Butta	2014	$75,234	$55,270	$—	$15,185	$145,689
Senior Vice President of	2013	$65,184	$45,651	$—	$14,108	$124,943
Engineering and Chief Engineer	2012	$58,588	$38,561	$—	$12,391	$109,540

C. Timothy Miller	2014	$121,504	$3,466	$—	$10,066	$135,036
Executive Vice President and	2013	$64,207	$69,219	$—	$9,925	$143,351
Chief Operating Officer	2012	$78,877	$71,369	$—	$12,207	$162,453

(1)                       Reflects the portion of the base salaries paid by Lime Rock Management to each of our general partner’s named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the years ended December 31, 2014, 2013 and 2012. Because Mr. Casas is devoted full-time to our business, we reimburse Lime Rock Management for the full amount of the cash bonus paid by Lime Rock Management to Mr. Casas.

(2)                       Reflects the portion of the cash bonuses paid by Lime Rock Management to each of our named executive officers (other than Mr. Casas) that are reimbursable by our general partner under the services agreement for the years ended December 31, 2014, 2013 and 2012. For Mr. Casas, reflects the cash bonus paid by Lime Rock Management to Mr. Casas that is reimbursable by our general partner under the services agreement. Because Mr. Casas is devoted full-time to our business, we reimburse Lime Rock Management for the full amount of the cash bonus paid by Lime Rock Management to Mr. Casas.

(3)                       Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 “Equity-Based Compensation” of the Notes to the Consolidated Financial Statements in this report for additional detail regarding assumptions underlying the value of these equity awards.

(4)                       Mr. Casas received 73,099 restricted units, 31,309 restricted units, 20,760 restricted units and 8,400 restricted units under the LTIP in December 2014, December 2013, March 2013 and March 2012,

respectively. Each of these restricted unit grants vests in equal one-third increments over a 36-month period, provided that Mr. Casas has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the applicable date of grant through each applicable vesting date.

(5)                       Insperity PEO provides us with full human resources services in exchange for a fee. Our benefits and these fees are charged back to us through Lime Rock Management. These costs reflect the benefits, matching 401(k) contributions, and taxes paid by our general partner under the services agreement for the years ended December 31, 2014, 2013 and 2012.

Grants of Plan-Based Awards for Fiscal Year 2014

The following table sets forth certain information with respect to grants of restricted units to our named executive officers in fiscal year 2014.

Name	Grant Date (1)	All Other Unit Awards: Number of Shares of Unit or Units (1)	Grant Date Fair Value of Unit and Option Awards (2)
Eric Mullins	—	—	$—
Charles W. Adcock	—	—	$—
Jaime R. Casas	December 30, 2014	73,099	$499,997
Christopher A. Butta	—	—	$—
C. Timothy Miller	—	—	$—

(1)                                 Reflects the grants of restricted units under the LTIP made to Mr. Casas during 2014. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit award granted under the LTIP.

Outstanding Equity Awards at December 31, 2014

The following table reflects outstanding equity awards as of December 31, 2014 for each of our general partner’s named executive officers.

Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (2)
Eric Mullins	—		$—
Charles W. Adcock	—		$—
Jaime R. Casas	110,612	(1)	$782,027
Christopher A. Butta	—		$—
C. Timothy Miller	—		$—

(1)                                       2,800 of the restricted units will vest on March 20, 2015; 6,920 of the restricted units will vest on each of March 5, 2015 and 2016; 10,436 of the restricted units will vest on each of December 16, 2015 and 2016; and 24,366 of the restricted units will vest on each of December 30, 2015, 2016 and 2017, in each case subject to continued service through the applicable vesting date.

(2)                                       Amount derived by multiplying the total number of restricted common units outstanding by the closing price of our common units on December 31, 2014, which was $7.07 per common unit.

Option Exercises and Units Vested

The following table reflects certain information with respect to restricted units vested during the year ended December 31, 2014 for each of our general partner’s named executive officers.

Name	Number of Units Acquired on Vesting		Value Realized on Vesting (2)
Eric Mullins	—		$—
Charles W. Adcock	—		$—
Jaime R. Casas	33,314	(1)	$427,356
Christopher A. Butta	—		$—
C. Timothy Miller	—		$—

(1)                                       10,436 of the restricted units vested on December 16, 2014; 13,158 of the restricted units vested on November 16, 2014; 2,800 of the restricted units vested on March 20, 2014; and 6,920 of the restricted units vested on March 5, 2014.

(2)                                       Amount derived by multiplying the total number of restricted common units outstanding by the closing price of our common units on the date of vesting, or on the business day prior to vesting, if the date of vesting occurs on a weekend or holiday.

Pension Benefits

Currently we do not, and we do not intend to, provide pension benefits to our general partner’s named executive officers. Our general partner may change this policy in the future.

Nonqualified Deferred Compensation

Currently we do not, and we do not intend to, sponsor or adopt a defined benefit pension plan or nonqualified deferred compensation plan. Our general partner may change this policy in the future.

Potential Payments Upon Termination or Change in Control

Our general partner’s named executive officers do not have any employment agreements that call for payment of termination or severance benefits or that provide for any payments in the event of a change in control of us or our general partner. However, under the LTIP and the award agreement used to make grants of restricted units to our general partner’s named executive officers, if a named executive officer ceases to provide services to us, our general partner and our respective affiliates by reason of the officer’s death or disability or upon the occurrence of change of control (as defined below) while the named executive officer is providing services to us, our general partner or any of our respective affiliates, any unvested portion of the restricted units granted to the named executive officer will immediately become fully vested. For this purpose, a “change of control” will be deemed to have occurred (i) if any person or group, other than members of our general partner, us or an affiliate of either our general partner or us, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of either our general partner or us; (ii) if the members of our general partner or our limited partners approve, in one or a series of transactions, a plan of complete liquidation of our general partner or us; (iii) upon the sale or other disposition by either our general partner or us of all or substantially all of its or our assets in one or more transactions to any person (other than our general partner, us or any of the respective affiliates); or (iv) if our general partner or an affiliate of our general partner or us ceases to be the general partner of us.

The following table quantifies our best estimates as to the amounts that each of our general partner’s named executive officers would be entitled to receive upon a termination of employment as a result of his death or disability or upon a change of control, as applicable, assuming that such event occurred on December 31, 2014. The precise amount that each of our general partner’s named executive officers would receive cannot be determined with any certainty until an actual termination or change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Termination of Employment by Reason of Death or Disability (1)	Occurrence of a Change of Control (1)
Eric Mullins	$—	$—
Charles W. Adcock	$—	$—
Jaime R. Casas	$782,027	$782,027
Christopher A. Butta	$—	$—
C. Timothy Miller	$—	$—

(1)               The value of the accelerated vesting of the restricted units granted to Mr. Casas is based upon the closing price of our common units on December 31, 2014, $7.07, multiplied by the number of restricted units that would vest upon the occurrence of the event indicated.

Compensation of Directors

Officers and employees of our general partner and its affiliates, including Lime Rock Management, who also serve as directors of our general partner do not receive additional compensation for such service as directors of our general partner. The following table sets forth a summary of the compensation earned by each of the non-employee directors of our general partner in 2014.

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
John A. Bailey	$74,500	$100,002	$174,502
Jonathan Carroll	$64,833	$150,001	$214,834
Milton Carroll (3)	$7,167	$—	$7,167
Robert T. O’Connell	$78,500	$100,002	$178,502

(1)                                 Includes annual retainer fee and board meeting fees.

(2)                                 Reflects the aggregate grant date fair value of the restricted unit awards granted to the non-employee directors under the LTIP computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements for the year ended December 31, 2014 for additional detail regarding assumptions underlying the value of these equity awards.

(3)                                 Amount represents fees paid to Mr. M. Carroll before his resignation in January 2014.

For the year ended December 31, 2014, the non-employee directors of our general partner listed in the preceding table were compensated as follows:

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

•                  Each non-employee director received a grant of 14,948 restricted units. Mr. Carroll also received a grant of 3,012 restricted units in connection with his appointment to the board of directors of our general partner. The restricted units vest over three years in equal amounts (subject to rounding) on the anniversary of the grant date of the award, subject to continued service. The restricted units are entitled to receive quarterly distributions during the vesting period.

For 2015, the cash compensation of the non-employee directors of our general partner will be as follows: (i) a $50,000 annual retainer; (ii) meeting fees of $2,500 for each day that there is a board meeting and the director attends the meeting in person; and (iii) meeting fees of $1,500 for each day that there is a telephonic board meeting at which a vote is taken and in which the director participates. Additionally, the chairmen our general partner’s Audit and Conflicts Committees will receive an annual $5,000 and $2,500 cash retainer, respectively.

In addition, each non-employee director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors of our general partner or committees. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2014. As previously noted, we do not have a separate compensation committee. As described in the CD&A above, decisions regarding the compensation of our general partner’s Co-Chief Executive Officers are made by Lime Rock Management and decisions regarding the compensation of our general partner’s other named executive officers are made by Lime Rock Management, after Lime Rock Management consults and considers recommendations by our general partner’s Co-Chief Executive Officers, both of whom are members of the board of directors of our general partner.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common units as of February 27, 2015 for:

•                  each person known by us to be a beneficial owner of 5% or more of our common units;

•                  each director of our general partner;

•                  each named executive officer of our general partner; and

•                  all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 27, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of common units beneficially owned is based on 28,074,433 common units outstanding as of February 27, 2015.

Name of Beneficial Owner(1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned
Fund I(3)	8,569,600	30.5%
Jonathan C. Farber(3) (4)	8,587,954	30.6%
John A. Bailey(5)	30,397	*
Jonathan P. Carroll(6)	17,960	*
Robert T. O’Connell(5)	37,797	*
Townes G. Pressler, Jr.	3,000	*
Charles W. Adcock	15,000	*
Eric Mullins	115,450	*
Jaime R. Casas(7)	173,042	*
C. Timothy Miller	4,500	*
Christopher A. Butta	1,400	*
All executive officers and directors as a group (ten persons)	8,986,500	32.0%

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

Each of Messrs. Farber and Reynolds, LRR and Lime Rock GP may be deemed to share voting and dispositive power over the securities held by Fund I; thus, each may also be deemed to be a beneficial owner of the securities held by Fund I. Each of Messrs. Farber and Reynolds, LRR and Lime Rock GP disclaims beneficial ownership of the reported securities held by Fund I in excess of such entity’s or person’s respective pecuniary interest in the securities. LRR A, LRR B and LRR C hold the following limited partner interests in us:

•                  LRR A owns 1,224,544 common units;

•                  LRR B owns 405,995 common units; and

•                  LRR C owns 6,939,061 common units.

(4)         Includes 18,354 common units held by Mr. Farber directly.

(5)         Includes 27,797 restricted units (6,934 of which have fully vested) granted to Messrs. Bailey and O’Connell pursuant to our long-term incentive plan.

(6)         Includes 17,960 restricted units (1,004 of which have fully vested) granted to Mr. Carroll pursuant to our long-term incentive plan.

(7)         Includes 173,042 restricted units (62,430 of which have fully vested) granted to Mr. Casas pursuant to our long-term incentive plan.

LRE GP, LLC, our general partner, owns all of our incentive distribution rights and an approximate 0.1% general partner interest in us. The following table sets forth the beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Class A Member Interest(1)	Class B Member Interest(1)	Class C Member Interest(1)
Lime Rock Management LP(2) 274 Riverside Avenue, 3rd Floor Westport, CT 06880	100%	—	—
Fund I(3)(4)	—	100%	—
Fund II(3)(4)	—	—	100%

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

(4)         The address for Fund I and Fund II is Heritage Plaza, 1111 Bagby Street, Suite 4600, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes information about our equity compensation plans as of December 31, 2014:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	361,957	n/a	1,037,555

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

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2014, Fund I owns 4,089,600 common units and 4,480,000 subordinated units representing an aggregate 30.5% limited partner interest in us, and Lime Rock Resources, through Fund I’s and Fund II’s interest in our general partner, is entitled to receive 100% of the distributions we make with respect to our incentive distribution rights through November 16, 2017. In addition, our general partner owns an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights. Furthermore, the non-independent directors and executive officers of our general partner, other than our general partner’s Chief Financial Officer, serve in similar capacities with, and own economic interests, investments and other economic incentives in, Lime Rock Management, Lime Rock Resources and their affiliates.

In addition to the related transactions and relationships discussed below, information about such transactions and relationships is included in Note 9 of our Notes to Consolidated Financial Statements and is incorporated herein by reference in its entirety.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders pro rata, including Fund I as the holder of approximately 30.5% of our limited partner interests, and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 23.1% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

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

Services Agreement

On November 16, 2011, we entered into a services agreement with Lime Rock Management, ServCo, the General Partner and OLLC, pursuant to which Lime Rock Management and ServCo provides certain management, administrative and operating services and personnel to our general partner and us to manage and operate our business. Under the services agreement, our general partner reimburses Lime Rock Management and ServCo, on a monthly basis, for the allocable expenses they incur in their performance under the Services Agreement, and we reimburse our general partner for such payments it makes to Lime Rock Management and ServCo. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Lime Rock Management and ServCo to us. Lime Rock Management and ServCo have discretion to determine in good faith the proper allocation of costs and expenses to our general partner for their services. Lime Rock Management and ServCo will not be liable to us for their performance of, or failure to perform, services under the services agreement unless their acts or omissions constitute gross negligence or willful misconduct. During the year ended December 31, 2014, we reimbursed Lime Rock Management in the amount of $1.6 million either directly or indirectly for the expenses it incurred on our behalf pursuant to the services agreement.

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

Long-Term Incentive Plan

On November 10, 2011, our general partner adopted the LRE GP, LLC Long-Term Incentive Plan (“2011 LTIP”) for employees, consultants and directors of our general partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of December 31, 2014, there were 1,037,555 units available for issuance under the 2011 LTIP. The 2011 LTIP is administered by our general partner’s board of directors or a committee thereof. During the year ended December 31, 2014, we granted 273,802 restricted unit awards totaling $1.9 million under the 2011 LTIP. We have 361,957 unvested restricted unit awards outstanding as of December 31, 2014.

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

Distributions of Available Cash to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders and general partner pro rata, including our general partner and our affiliates. As of February 27, 2015, our general partner and its affiliates held 8,569,600 common units and 22,400 general partner units. During the year ended December 31, 2014, we distributed less than $0.1 million to our general partner with respect to its general partner units, $36.5 million to our public common unitholders with respect to their common units, $5.9 million to Fund I with respect to its common units and $11.0 million to Fund I with respect to its subordinated units.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee of LRE GP, LLC selected PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2014 and 2013.

Fees paid for audit and non-audit services to PwC are as follows (in thousands):

	2014	2013
Audit fees	$725	$763
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees paid to PwC	$725	$763

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

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of this Annual Report on Form 10-K. For a listing of these statements and accompanying footnotes, please read “Index to Financial Statements” on page F-1 of this Annual Report.

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

10.16

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

10.17

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

10.18

Fourth Amendment dated as of October 1, 2014 to Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as borrower, LRR Energy, L.P., as parent guarantor, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on October 6, 2014).

10.19

Fourth Amendment dated as of October 1, 2014 to Second Lien Credit Agreement dated as of June 28, 2012, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on October 6, 2014).

21.1*	List of Subsidiaries of LRR Energy, L.P.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Miller and Lents, Ltd.

23.3*	Consent of Netherland, Sewell and Associates, Inc.

23.4*	Consent of Ryder Scott Petroleum Consultants

31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Miller and Lents, Ltd.

99.2*	Report of Netherland, Sewell and Associates, Inc.

99.3*	Report of Ryder Scott Petroleum Consultants

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Submitted electronically herewith

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2015.

LRR ENERGY, L.P.

By:	LRE GP, LLC,
its general partner

By:	/s/ ERIC MULLINS
	Name:	Eric Mullins
	Title:	Co-Chief Executive Officer and
Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC MULLINS	Co-Chief Executive Officer and Chairman	March 4, 2015
Eric Mullins	(Principal Executive Officer)

/s/ CHARLES W. ADCOCK	Co-Chief Executive Officer and Director	March 4, 2015
Charles W. Adcock	(Principal Executive Officer)

/s/ JAIME R. CASAS	Vice President and Chief Financial Officer	March 4, 2015
Jaime R. Casas	(Principal Financial Officer)

/s/ DAWN K. SMAJSTRLA	Vice President, Controller and Chief Accounting Officer	March 4, 2015
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ JONATHAN C. FARBER	Director	March 4, 2015
Jonathan C. Farber

/s/ TOWNES G. PRESSLER, JR.	Director	March 4, 2015
Townes G. Pressler, Jr.

/s/ JOHN A. BAILEY	Director	March 4, 2015
John A. Bailey

/s/ JONATHAN CARROLL	Director	March 4, 2015
Jonathan Carroll

/s/ ROBERT T. O’CONNELL	Director	March 4, 2015
Robert T. O’Connell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LRR ENERGY, L.P. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2014, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.

/s/ Eric Mullins	/s/ Charles W. Adcock	/s/ Jaime R. Casas
Eric Mullins	Charles W. Adcock	Jaime R. Casas
Co-Chief Executive Officer and	Co-Chief Executive Officer and	Vice President and Chief
Chairman of LRE GP, LLC	Director of LRE GP, LLC	Financial Officer of
LRE GP, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of LRE GP, LLC and Unitholders of LRR Energy, L.P.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of changes in unitholders’ equity, and of cash flows present fairly, in all material respects, the financial position of LRR Energy, L.P. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting on page F-2.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 4, 2015

LRR Energy, L.P.

Consolidated Balance Sheets

(in thousands, except unit amounts)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$3,576	$4,417
Accounts receivable	11,124	9,867
Commodity derivative instruments	45,924	9,726
Due from affiliates	5,697	—
Prepaid expenses	1,840	1,603
Total current assets	68,161	25,613

Property and equipment (successful efforts method)	956,326	876,674
Accumulated depletion, depreciation and impairment	(506,368)	(431,837)
Total property and equipment, net	449,958	444,837

Commodity derivative instruments	38,540	16,746
Deferred financing costs, net of accumulated amortization and other assets	2,295	1,154
TOTAL ASSETS	$558,954	$488,350

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$5,506	$2,300
Accrued capital cost	9,176	2,574
Due to affiliates	—	255
Commodity derivative instruments	556	2,217
Interest rate derivative instruments	2,327	648
Asset retirement obligations	1,065	488
Total current liabilities	18,630	8,482

Long-term liabilities:
Commodity derivative instruments	232	174
Interest rate derivative instruments	817	1,554
Term loan	50,000	50,000
Revolving credit facility	230,000	200,000
Asset retirement obligations	40,539	35,838
Deferred tax liabilities	99	44
Total long-term liabilities	321,687	287,610
Total liabilities	340,317	296,092
Contractual obligations and commitments (Note 13)

LRR Energy, L.P.

Consolidated Balance Sheets

(in thousands, except unit amounts)

(continued)

	December 31, 2014	December 31, 2013

Unitholders’ equity:
General partner (22,400 units issued and outstanding as of December 31, 2014 and 2013)	$310	$303
Public common unitholders (19,492,291 units issued and outstanding as of December 31, 2014 and 17,710,334 units issued and outstanding as of December 31, 2013)	208,273	181,290
Affiliated common unitholders (4,089,600 units issued and outstanding as of December 31, 2014 and 1,849,600 units issued and outstanding as of December 31, 2013)	4,643	2,093
Subordinated unitholders (4,480,000 units issued and outstanding as of December 31, 2014 and 6,720,000 units issued and outstanding as of December 31, 2013)	5,411	8,572
Total unitholders’ equity	218,637	192,258
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$558,954	$488,350

See accompanying notes to the consolidated financial statements.

LRR Energy, L.P.

Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Oil sales	$76,662	$77,181	$72,916
Natural gas sales	28,521	26,800	23,502
Natural gas liquids sales	11,362	10,147	11,627
Gain (loss) on commodity derivative instruments, net	71,235	781	12,748
Other income	125	186	45
Total revenues	187,905	115,095	120,838

Operating expenses:
Lease operating expense	25,821	25,397	29,069
Production and ad valorem taxes	8,738	8,614	7,790
Depletion and depreciation	36,729	43,420	46,928
Impairment of oil and natural gas properties	37,758	63,663	3,544
Accretion expense	2,071	1,924	1,575
Loss (gain) on settlement of asset retirement obligations	151	358	(31)
General and administrative expense	11,447	11,965	13,758
Total operating expenses	122,715	155,341	102,633

Operating income (loss)	65,190	(40,246)	18,205

Other income (expense), net
Interest expense	(10,472)	(9,235)	(6,596)
Gain (loss) on interest rate derivative instruments, net	(1,790)	1,256	(4,650)
Other income (expense), net	(12,262)	(7,979)	(11,246)

Income (loss) before taxes	52,928	(48,225)	6,959
Income tax expense	(186)	(56)	(172)
Net income (loss)	$52,742	$(48,281)	$6,787
Net (income) loss attributable to common control operations	—	(448)	(6,790)
Net income (loss) available to unitholders	$52,742	$(48,729)	$(3)

Computation of net income (loss) per limited partner unit:

General partners’ interest in net income (loss)	$53	$(49)	$—

Limited partners’ interest in net income (loss)	$52,689	$(48,680)	$(3)

Net income (loss) per limited partner unit (basic and diluted)	$1.94	$(1.92)	$(0.00)

Weighted average number of limited partner units outstanding (basic and diluted)	27,092	25,372	22,425

See accompanying notes to the consolidated financial statements.

LRR Energy, L.P.

Consolidated Statement of Changes in Unitholders’ Equity

(in thousands)

			Limited Partners
	Predecessors’	General	Public	Affiliated
	Capital	Partner	Common	Common	Subordinated	Total

Balance, December 31, 2011	$118,647	$438	$189,537	$35,007	$46,521	$390,150
Contribution to Lime Rock Resources	(5,174)	(5)	(2,241)	(1,061)	(1,409)	(9,890)
Book value of transferred properties contributed by Lime Rock Resources	(59,322)	—	—	—	—	(59,322)
Amortization of equity awards	—	—	313	—	—	313
Distribution	—	(37)	(17,689)	(8,382)	(11,154)	(37,262)
Net income (loss)	6,790	—	(1)	(1)	(1)	6,787
Balance, December 31, 2012	$60,941	$396	$169,919	$25,563	$33,957	$290,776
Contribution to Lime Rock Resources	(734)	—	(445)	337	91	(751)
Book value of transferred properties contributed by Lime Rock Resources	(60,655)	—	—	—	—	(60,655)
Equity offering, net of expenses	—	—	59,513	—	—	59,513
Equity offering by limited partners	—	—	15,281	(15,281)	—	—
Amortization of equity awards	—	—	549	—	—	549
Distribution	—	(44)	(30,732)	(5,115)	(13,002)	(48,893)
Net income (loss)	448	(49)	(32,795)	(3,411)	(12,474)	(48,281)
Balance, December 31, 2013	$—	$303	$181,290	$2,093	$8,572	$192,258
Equity offering, net of expenses	—	—	25,984	—	—	25,984
Amortization of equity awards	—	—	1,081	—	—	1,081
Conversion of subordinated units	—	—	—	623	(623)	—
Distribution	—	(44)	(36,458)	(5,891)	(11,035)	(53,428)
Net income (loss)	—	51	36,376	7,818	8,497	52,742
Balance, December 31, 2014	$—	$310	$208,273	$4,643	$5,411	$218,637

See accompanying notes to the consolidated financial statements.

LRR Energy, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$52,742	$(48,281)	$6,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	36,729	43,420	46,928
Impairment of oil and natural gas properties	37,758	63,663	3,544
Accretion expense	2,071	1,924	1,575
Amortization of equity awards	1,081	549	313
Amortization of derivative contracts	692	1,002	20
Amortization of deferred financing costs and other	485	394	367
Loss (gain) on settlement of asset retirement obligations	151	358	(31)
Purchase of derivative contracts	—	—	(59)
Changes in operating assets and liabilities:
Change in receivables	(1,257)	(2,617)	5,674
Change in prepaid expenses	(532)	(855)	(170)
Change in derivative assets and liabilities	(59,344)	6,897	14,787
Change in trade accounts payable	—	—	(2,707)
Change in amounts due to/from affiliates	(5,952)	(1,722)	1,441
Change in accrued liabilities	3,206	885	(1,331)
Change in deferred tax liability	55	(76)	85
Net cash provided by (used in) operating activities	67,885	65,541	77,223

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and natural gas properties	(37,616)	—	(10,020)
Development of oil and natural gas properties	(32,389)	(35,805)	(30,397)
Disposition of oil and natural gas properties	55	—	—
Expenditures for other property and equipment	—	—	(16)
Net cash provided by (used in) investing activities	(69,950)	(35,805)	(40,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	68,000	60,000	77,200
Principal payments on revolving credit facility	(38,000)	(38,000)	(55,000)
Equity offering, net of expenses	25,984	59,513	—
Distributions	(53,428)	(48,893)	(37,262)
Deferred financing costs	(1,332)	—	(562)
Distribution to Lime Rock Resources	—	(60,672)	(64,038)
Contribution to Lime Rock Resources	—	(734)	(5,174)
Borrowings under term loan	—	—	50,000
Net cash provided by (used in) financing activities	$1,224	$(28,786)	$(34,836)

LRR Energy, L.P.

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	Year Ended December 31,
	2014	2013	2012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(841)	$950	$1,954

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,417	3,467	1,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,576	$4,417	$3,467

Supplemental disclosure of cash flow information
Cash paid for taxes during the period	$146	$132	$86
Cash paid for interest during the period	10,058	8,786	6,547

Supplemental disclosure of non-cash items to reconcile investing and financing activities
Property and equipment:
Accrued capital costs	6,483	1,663	940
Asset retirement obligations	(440)	(476)	(364)

See accompanying notes to the consolidated financial statements.

LRR Energy, L.P.

Notes to Consolidated Financial Statements

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

2.              Summary of Significant Accounting Policies

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2014 and 2013. These financial statements include the consolidated results of our operations, cash flows and changes in unitholders’ equity for the years ended December 31, 2014, 2013, and 2012.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and all intercompany transactions and account balances have been eliminated. We operate oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas. Our management evaluates performance based on one business segment as there are not different economic environments within the operation of the oil and natural gas properties.

Acquisitions of assets from Lime Rock Resources during 2013 and 2012 were deemed transactions between entities under common control and the net assets acquired during those years were recorded using carryover book value of Lime Rock Resources. Our historical financial statements include the results attributable to previous acquisitions from Lime Rock Resources as if we owned the properties for all periods presented in our consolidated financial statements.

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

Net income attributable to common control operations for periods prior to our acquisition of such assets was not available for distribution to our unitholders. Therefore, this income was not allocated to the limited partners for the purpose of calculating net income per common unit.

Third-Party Acquisitions

Accounting for third-party acquisitions requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective fair values. The most significant estimates to us typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. Deferred taxes are recorded for any differences between the fair value and tax basis of assets acquired and liabilities assumed. To the extent the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

Transactions between Entities under Common Control

Master limited partnerships (“MLPs”) enter into transactions whereby the MLP receives a transfer of certain assets from its sponsor for consideration of either cash, units, assumption of debt, or any combination thereof. We account for the net assets received using the carryover book value of Lime Rock Resources as these were considered to be transactions between entities under common control. Our historical financial statements have been revised to include the results attributable to the assets contributed from Lime Rock Resources as if we owned such assets for all periods presented by us. The following financial statement items were impacted:

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

Depreciation, depletion and amortization of oil and natural gas properties, the impairment of oil and natural gas properties and the valuation of third-party acquisitions are determined using estimates of oil and natural gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, and restore our properties. Oil and natural gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity when acquired of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We use the specific identification method of providing allowances for doubtful accounts. At December 31, 2014 and 2013, we did not have an allowance for doubtful accounts.

Revenue Recognition

Revenues from oil and gas sales are recognized based on the sales method with revenue recognized on actual volumes sold to purchasers. Under this method of revenue recognition, a gas imbalance is created if the quantity sold is greater than or less than our entitlement share in any particular period. To the extent there are sufficient quantities of natural gas remaining to make up the gas imbalance, oil and natural gas reserves are adjusted to reflect the overproduced or underproduced position. In situations where there are insufficient reserves available to make up an overproduced imbalance, a liability is established. As of December 31, 2014 and 2013, we had no significant production imbalances.

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

For the year ended December 31, 2014, purchases by Sunoco Partners Marketing & Terminals L.P. and Phillips 66 Company accounted for 22% and 20% respectively, of our total sales revenues.

For the year ended December 31, 2013, purchases by Phillips 66 Company, Holly Frontier Refining & Marketing LLC, Sunoco Partners Marketing & Terminals L.P. and Seminole Gas Company LLC accounted for 18%, 15%, 14% and 10% respectively, of our total sales revenues.

For the year ended December 31, 2012, purchases by Sunoco Partners Marketing & Terminals L.P., Phillips 66 Company, and Shell Trading (US) Company accounted for 17%, 16% and 10%, respectively, of our total sales revenues.

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

For the years ended December 31, 2014, 2013, and 2012, we recorded non-cash impairment charges on proved oil and natural gas properties of $37.8 million, $63.7 million, and $3.1 million, respectively. These charges are included in “impairment of oil and natural gas properties” on the consolidated statements of operations. Refer to Note 5 for additional information.

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

Unproved Properties.  Costs related to unproved properties include costs incurred to acquire unproved reserves. Because these reserves do not meet the definition of proved reserves, the related costs are not classified as proved properties. As of December 31, 2014 and 2013, $1.2 million and $1.3 million, respectively, of oil and natural gas property costs were related to unproved leasehold acquisitions costs and not subject to depletion. We did not reclassify any material amounts from unproved to proved properties during the years ended December 31, 2014 and 2013.

We assess unproved properties for impairment on a quarterly basis. For the year ended December 31, 2012, we recorded an impairment charge for unproved properties in the amount of $0.4 million. No impairments were recorded for unproved properties during 2014 or 2013. The impairment was based on our experience in similar situations and other factors such as the primary lease terms of the properties, the average holding period of unproved properties, and the relative proportion of such properties on which proved reserves have been found in the past. The fair values of unproved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of unproved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subject to additional project-specific risk factors.

Other Property and Equipment

Other property and equipment is stated at historical cost less accumulated depreciation expense and is comprised primarily of software, computers and office equipment. Depreciation is calculated using the straight-line method based on useful lives of the assets ranging from three to five years. Other property and equipment is evaluated for impairment as necessary to determine if current circumstances and market conditions indicate that the carrying amounts of assets may not be recoverable. We did not recognize any impairment loss related to other property and equipment during 2014, 2013, and 2012.

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

Inherent to the fair value calculation are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. Increases in the discounted retirement obligation liability and related oil and natural gas assets resulting from the passage of time will be reflected as additional accretion and depreciation expense in the consolidated statements of operations.

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

In order for us to manage our exposure to oil and natural gas price volatility, we enter into commodity derivative instruments such as futures contracts, swaps, or options. We are also exposed to changes in interest rates, primarily as a result of variable rate borrowings under the credit facility. In an effort to reduce this exposure, we have, from time to time, entered into derivative contracts (interest rate swaps) to mitigate the risk of interest rate fluctuations. For commodity derivatives, the net gain or loss on commodity derivative contracts is recorded as a separate component of revenues. For interest rate derivatives, the net gain or loss on interest rate derivatives is recorded as a component of other income (expense) in the consolidated statements of operations.

We elected not to designate any positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statements of operations. We record our derivative activities on a mark-to-market or fair value basis. Fair values are based on pricing models that consider various assumptions, including quoted forward prices for commodities, the time value of money and volatility, and are comparable to values obtained from counterparties. We present the fair value of derivative financial instruments on a net basis in the consolidated balance sheets.

Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. All of our derivatives at December 31, 2014 are with parties that are also lenders under our credit facility. The credit worthiness of the counterparties is subject to continual review. We monitor the nonperformance risk of ourselves and of each of our counterparties and assesses the possibility of whether each counterparty to the derivative contract would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. We also have master netting arrangements in place with each counterparty to reduce credit exposure.

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

Income Taxes

We are not taxable for federal income tax purposes and do not directly pay federal income tax. Generally, all of our taxable federal income and losses are reported on the income tax returns of our unitholders or partners, and therefore, no provision for federal income taxes has been recorded in our accompanying consolidated financial statements.

We record our obligations under the Texas gross margin tax as “Income tax expense” in the consolidated statements of operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of rate change.

Deferred Financing Costs

Costs incurred in connection with the execution or modification of our debt agreements are capitalized and amortized using the effective interest method over the terms of our respective debt agreements.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective for annual reporting periods beginning on or after December 15, 2014 and early adoption is permitted. We do not expect this guidance have a material impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are still evaluating the impact of our adoption of ASU No. 2014-09.

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

3.              Acquisitions

Third Party Acquisition

On October 1, 2014, we completed an acquisition of oil and natural gas properties in the Stroud field located in Lincoln and Creek Counties, Oklahoma for a purchase price of $38.0 million, subject to customary purchase price adjustments (the “October 2014 Acquisition”) from an unrelated third party. We paid total cash consideration of $38.2 million at closing. The October 2014 Acquisition was effective September 1, 2014. In January 2015, we paid $0.2 million in cash to the seller related to post-closing adjustments to the purchase price. We financed the acquisition with borrowings under our revolving credit facility (Note 7).

The October 2014 Acquisition was accounted for under the acquisition method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (or shortfall of purchase price versus net fair value recorded as bargain purchase). Based on the purchase price allocation for October 2014 Acquisition, no goodwill or bargain purchase was recognized. The cash consideration paid for the October 2014 Acquisition and the assets and liabilities recognized are presented in the table below (in thousands):

Property and equipment, net	$38,848
Asset retirement obligations	(691)
Net assets	$38,157

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by our management at the time of the valuation and are subject to change.

The results of operations attributable to the October 2014 Acquisition were included in our consolidated statement of operations beginning October 1, 2014. Revenues of $1.7 million and net income of $0.6 million were generated in the year ended December 31, 2014, and are included in the consolidated statement of operations for the year ended December 31, 2014.

The following unaudited pro forma information shows the pro forma effects of the October 2014 Acquisition. The unaudited pro forma information assumes the transaction occurred on January 1, 2013. The pro forma results of operations have been prepared by adjusting our historical results to include the historical results of the acquired assets based on information provided by the seller, our knowledge of the acquired properties and the impact of our purchase price allocation. We believe the assumptions used provide a reasonable basis for reflecting the pro forma significant effects directly attributable to the acquisition. The pro forma results of operations do not include any cost savings or other synergies that may result from the October 2014 Acquisition or any estimated costs that have been or will be incurred to integrate the assets. The following unaudited pro forma information does not purport to represent what our results of operations would have been if such acquisition had occurred on January 2013 (in thousands).

	Year Ended December 31,
	2014	2013
Total revenues	$194,946	$124,810
Net income (loss) available to unitholders	56,629	(43,438)
Basic and diluted net income (loss) per unit	2.09	(1.71)

Acquisition between Entities under Common Control

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

The net assets of the June 2012 Acquisition, January 2013 Acquisition and April 2013 Acquisition were recorded using carryover book value of Fund I and Fund II as the acquisitions were deemed transactions between entities under common control. Our historical financial statements include the results attributable to previous acquisitions from Fund I and Fund II as if we owned the properties for all periods presented in our consolidated financial statements.

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013(in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Commodity derivative instruments	$—	$84,464	$—	$84,464
Liabilities:
Commodity derivative instruments	—	788	—	788
Interest rate derivative instruments	—	3,144	—	3,144
December 31, 2013
Assets:
Commodity derivative instruments	$—	$26,472	$—	$26,472
Liabilities:
Commodity derivative instruments	—	2,391	—	2,391
Interest rate derivative instruments	—	2,202	—	2,202

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Oil and natural gas properties (successful efforts method)	$954,819	$875,126
Unproved properties	1,235	1,258
Other property and equipment	272	290
	956,326	876,674
Accumulated depletion, depreciation and impairment	(506,368)	(431,837)
Total property and equipment, net	$449,958	$444,837

We recorded $36.7 million, $43.4 million, $46.9 million of depletion and depreciation expense for the years ended December 31, 2014, 2013, and 2012, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the year ended December 31, 2014, we recorded a total non-cash impairment charge of $37.8 million to impair the value of our proved oil and natural gas properties in the Permian Basin and the Mid-Continent regions. This impairment charge reduced the regions’ carrying values to an estimated fair value of $25.7 million as of December 31, 2014. For the year ended December 31, 2013, we recorded a total non-cash impairment charge of $63.7 million to impair the value of our proved oil and natural gas properties in the Permian Basin and the Gulf Coast regions. This impairment charge reduced the regions’ carrying values to an estimated fair value of $76.2 million as of December 31, 2013. For the year ended December 31, 2012, we recorded a total non-cash impairment charge of $3.5 million to impair the value of our unproved properties and proved oil and natural gas properties in the Mid-Continent region. These non-cash charges are included in “Impairment of oil and natural gas properties” line item in our consolidated statements of operations.

These impairments of proved and unproved oil and natural gas properties were recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in an internal reserve report. Further, our unproved properties were impaired based on the drilling locations for the probable and possible reserves becoming uneconomic at the lower future expected natural gas prices and our future expected drilling schedules. These reports are based upon future oil and natural gas prices, which are based on observable inputs, adjusted for basis differentials. These are classified as Level 3 fair value measurements. The fair values of our properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of the properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the our estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the risk of lower future natural gas prices. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves, future expected natural gas prices and basis differentials, and anticipated drilling schedules.

These asset impairments have no impact on cash flows, liquidity positions, or debt covenants. If future oil or natural gas prices decline, the estimated undiscounted future cash flows for the proved oil and natural gas properties may not exceed the net capitalized costs for our properties and a non-cash impairment charge may be required to be recognized in future periods.

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the years indicated (in thousands):

	December 31, 2014	December 31, 2013
Beginning of period	$36,326	$34,091
Acquisitions	691	—
Dispositions	(84)	—
Revisions to previous estimates	2,290 (1)	197
Liabilities incurred	440	476
Liabilities settled	(130)	(362)
Accretion expense	2,071	1,924
End of period	41,604	36,326
Current portion of asset retirement obligations	(1,065)	(488)
Asset retirement obligation- non-current	$40,539	$35,838

(1)         Primarily due to variations in the reserve lives.

7.              Long-Term Debt

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a five-year, $750 million senior secured revolving credit facility, as amended, (the “Credit Agreement”) that matures on October 1, 2019. The Intercreditor Agreement (as described below) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500 million in the aggregate. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $260 million as of December 31, 2014. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. Unanimous approval by the lenders is required for any increase to the borrowing base.

Borrowings under the Credit Agreement are secured by liens on at least 80% of the PV-10 value of our and our subsidiaries’ oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our and our subsidiaries’ other assets including personal property. Borrowings under the Credit Agreement bear interest, at OLLC’s option, at either (i) the greater of the prime rate as determined by the Administrative Agent, the federal funds effective rate plus 0.50%, and the 30-day adjusted LIBOR plus 1.0%, all of which is subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letter of credit exposure to the borrowing base then in effect), or (ii) the applicable reserve-adjusted LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

The Credit Agreement requires us to maintain a leverage ratio of Total Debt to EBITDAX (as each term is defined in the Credit Agreement) of not more than 4.0 to 1.0x, and a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x. Our Credit Agreement defines EBITDAX as consolidated net income plus the sum of interest, income taxes, depreciation, depletion, amortization, accretion, impairment charges, exploration expenses and other noncash charges, minus all noncash income.

Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our, OLLC’s and any of our subsidiaries’ ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness. As of December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement.

Term Loan Agreement

We, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, entered into a Second Lien Credit Agreement, as amended, (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement.

The obligations under the Term Loan Agreement are guaranteed on a joint and several basis by us. The obligations are secured by a second priority mortgage and security interest in all assets of OLLC and us that secure OLLC’s and our existing indebtedness under the Credit Agreement.

Borrowings under the Term Loan Agreement mature on April 1, 2020, and, subject to the terms of the Intercreditor Agreement (as described below), OLLC has the ability at any time to prepay the Term Loan Agreement without premium or penalty. Borrowings under the Term Loan Agreement bear interest, at OLLC’s option, at either

•                  the greatest of (i) the prime rate as defined in the Term Loan Agreement, (ii) the federal funds effective rate plus 0.50% and (iii) the 30-day adjusted LIBOR plus 1.0%, all of which is subject to an applicable margin of 7.50%; or

•                  the applicable reserve-adjusted LIBOR plus an applicable margin of 8.50%

The Term Loan Agreement contains various covenants and restrictive provisions which limit the ability of OLLC, us or any of our subsidiaries to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of production; prepay certain indebtedness; and amend the Credit Agreement or grant any liens to secure any indebtedness under the Credit Agreement. The Term Loan Agreement allows us to exclude certain sales of common units representing limited partner interests in us made on and after October 1, 2014 and on and before March 31, 2015 from compliance with the mandatory prepayment provision under the Term Loan Agreement that requires us to use 50% of the net cash proceeds from any equity offering to prepay borrowings outstanding under the Term Loan Agreement.

The Term Loan Agreement also contains covenants that, among other things, require OLLC and us to maintain specified ratios including leverage ratio of Total Debt to EBITDAX of not more than 4.25 to 1.00x; a current ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0x; and an asset coverage ratio of Total Proved PV-10 to Total Debt of not less than 1.50 to 1.00x. As of December 31, 2014, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement.

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

As of December 31, 2014, we had $280.0 million of outstanding debt and accrued interest was $0.2 million. As of December 31, 2013, we had $250.0 million of outstanding debt and accrued interest was $0.2 million. Our outstanding debt increased primarily due to our October 2014 acquisition of oil and natural gas properties.

Interest expense for the years ended December 31, 2014, 2013, and 2012 was $10.5 million, $9.2 million, and $6.6 million, respectively. As of December 31, 2014 and 2013, our weighted average interest rate on our outstanding indebtedness was 3.81% and 3.88%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At December 31, 2014, we had the following open commodity derivative contracts:

	Index	2015	2016	2017	2018
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	5,500,236	5,433,888	5,045,760	2,374,800
Weighted average price		$5.72	$4.29	$4.61	$4.28

Basis swaps (MMBTUs)	(1)	5,326,559	2,877,047	—	—
Weighted average price		$(0.1661)	$(0.1115)	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI	757,321	610,131	473,698	562,524
Weighted average price		$93.16	$87.27	$84.34	$82.26

Basis swaps (BBLs)	Argus-	397,035	—	—	—
Weighted average price	Midland-Cushing	$(3.4087)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	236,149	—	—	—
Weighted average price		$34.46	$—	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2013, we had the following open commodity derivative contracts:

	Index	2014	2015	2016	2017
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH	6,077,016	5,500,236	5,433,888	5,045,760
Weighted average price		$5.53	$5.72	$4.29	$4.61

Basis swaps (MMBTUs)	(1)	5,876,098	5,326,559	2,877,047	—
Weighted average price		$(0.1521)	$(0.1661)	$(0.1115)	$—

	Index	2014	2015	2016	2017
Oil positions
Price swaps (BBLs)	NYMEX-WTI	723,634	561,833	397,488	198,744
Weighted average price		$95.76	$93.16	$86.02	$85.75

Basis swaps (BBLs)	Argus-	410,400	—	—	—
Weighted average price	Midland-Cushing	$(1.00)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu	183,857	147,823	—	—
Weighted average price		$34.11	$34.50	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2014 and 2013, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheets

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of December 31, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Interest rate
Swaps	$—	$—	$2,327	$817
Gross fair value	—	—	2,327	817
Netting arrangements	—	—	—	—
Net recorded fair value	$—	$—	$2,327	$817

Sale of natural gas production
Price swaps	$14,732	$9,170	$—	$—
Basis swaps	1	—	286	232
Sale of crude oil production
Price swaps	27,544	29,370	—	—
Basis swaps	—	—	271	—
Sale of NGLs
Price swaps	3,648	—	—	—
Gross fair value	45,925	38,540	557	232
Netting arrangements	(1)	—	(1)	—
Net recorded fair value	$45,924	$38,540	$556	$232

	As of December 31, 2013
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities

Interest rate
Swaps	$—	$637	$648	$2,191
Gross fair value	—	637	648	2,191
Netting arrangements	—	(637)	—	(637)
Net recorded fair value	$—	$—	$648	$1,554

Sale of natural gas production
Price swaps	$8,250	$11,937	$196	$73
Basis swaps	56	211	317	65
Sale of crude oil production
Price swaps	1,564	5,042	1,519	331
Basis swaps	227	—	—	—
Sale of NGLs
Price swaps	106	4	662	153
Gross fair value	10,203	17,194	2,694	622
Netting arrangements	(477)	(448)	(477)	(448)
Net recorded fair value	$9,726	$16,746	$2,217	$174

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Commodity derivatives (revenue)	$71,235	$781	$12,748
Interest rate derivatives (other income/expense)	(1,790)	1,256	(4,650)

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of December 31, 2014 and 2013, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 17.3% of our outstanding common units and all of our subordinated units, representing an approximate 30.5% limited partner interest in us as of December 31, 2014. Fund I owned an aggregate of approximately 9.5% of our outstanding common units and all of our subordinate units, representing an approximate

32.6% limited partner interest in us as of December 31, 2013. As of December 31, 2014 and 2013, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

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

For the years ended December 31, 2014 and 2013, we paid Lime Rock Management $1.6 million and $1.8 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, ServCo, an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances as of and for the years indicated are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2012	$(2,230)	$253	$(1,977)
Expenditures	(99,124)	(1,019)	(100,143)
Cash paid for expenditures	95,685	1,275	96,960
Revenues and other	5,151	(246)	4,905
Balance as of December 31, 2013	$(518)	$263	$(255)
Expenditures	(108,243)	—	(108,243)
Cash paid for expenditures	134,809	—	134,809
Revenues and other	(20,612)	(2)	(20,614)
Balance as of December 31, 2014	$5,436	$261	$5,697

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of December 31, 2014, our general partner and its affiliates held 4,089,600 of our common units, 4,480,000 of our subordinated units and 22,400 general partner units. As of December 31, 2013, our general partner and its affiliates held 1,849,600 of our common units, 6,720,000 of our subordinated units and 22,400 general partner units. During the years ended December 31, 2014, 2013, and 2012, we paid cash distributions of $53.4 million, $48.9, and $37.3 million, respectively, to all unitholders as of the respective record dates.

We announced our fourth quarter 2014 distribution on January 20, 2015 as discussed in Note 15.

10.       Unitholders’ Equity

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

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. In October 2014, we entered into an amendment to our Term Loan to waive this requirement through March 31, 2015. As of December 31, 2014, we received net proceeds from the sale of 1,521,846 issued common units of $26.0 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million, and used the proceeds for general partnership purposes. For the year ended December 31, 2014, we paid approximately $0.5 million of aggregate compensation to MLV for sales under the ATM Program.

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

Units Outstanding

As of December 31, 2014, we had 23,581,891 common units, 4,480,000 subordinated units and 22,400 general partner units outstanding. In addition, as of December 31, 2014, Fund I owned 4,089,600 common units and all of our subordinated units, representing an approximate 30.5% limited partner interest in us.

As of December 31, 2013, we had 19,559,934 common units, 6,720,000 subordinated units and 22,400 general partner units outstanding. In addition, as of December 31, 2013, Fund I owned 1,849,600 common units and all of our subordinated units, representing an approximate 32.6% limited partner interest in us.

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

The subordination period will extend until the first business day of any quarter after December 31, 2014 that we have earned and paid from operating surplus, in the aggregate, distributions on each outstanding common unit, subordinated unit and general partner unit and any other partnership interests that are senior or equal in right of distribution to the subordinated units equaling or exceeding the minimum quarterly distribution payable with respect to a period of twelve consecutive quarters immediately preceding such date, provided there are no arrearages in the minimum quarterly distribution on our common units at that time. However, three separate one third tranches of subordinated units may convert on the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2012, December 31, 2013 and December 31, 2014, respectively, provided that an aggregate amount equal to the minimum quarterly distribution payable with respect to all units that would be payable on four, eight or twelve consecutive quarters, as applicable, has been earned and paid prior to the applicable date, in each case provided there are no arrearages in the minimum quarterly distribution on our common units at that time. We converted 2,240,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on May 16, 2014. We converted the remaining 4,480,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on February 13, 2015.

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

The subordination period ended on February 13, 2015, and all subordinated units converted into common units on a one-for-one basis. All common units are no longer entitled to arrearages.

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

11.       Net Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$52,742	$(48,281)	$6,787
Net income (loss) attributable to common control operations	—	(448)	(6,790)
Net income (loss) available to unitholders	52,742	(48,729)	(3)
Less: General partner’s interest in net (income) loss	(53)	49	—
Limited partners’ interest in net income (loss)	$52,689	$(48,680)	$(3)

Weighted average limited partner units outstanding:
Common units	21,777	18,652	15,705
Subordinated units	5,315	6,720	6,720
Total	27,092	25,372	22,425

Net income (loss) per limited partner unit (basic and diluted)	$1.94	$(1.92)	$(0.00)

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s approximate 0.1% interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of December 31, 2014, 2013 and 2012. The aggregate number of common units and subordinated units was 23,581,891 and 4,480,000 as of December 31, 2014. The aggregate number of common units and subordinated units was 19,559,934 and 6,720,000 as of December 31, 2013. The aggregate number of common units and subordinated units was 15,726,342 and 6,720,000 as of December 31, 2012.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of December 31, 2014, there were 1,037,555 units available for issuance under the 2011 LTIP. The 2011 LTIP will be administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest over three years in equal amounts (subject to rounding) on the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the non-vested units for the year ended December 31, 2014 is presented below:

		Weighted
	Number of	Average
	Non-vested	Grant-Date
	Units	Fair Value
Non-vested restricted units at December 31, 2013	165,265	$16.73
Granted	273,802	7.10
Vested	(63,419)	17.12
Forfeited	(13,691)	16.54
Non-vested units at December 31, 2014	361,957	9.38

As of December 31, 2014, there was $3.0 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.5 years. There were 104,663 vested restricted units as of December 31, 2014.

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

15.       Subsequent Events

Unit Distribution

On January 20, 2015, we announced that the board of directors of our general partner declared a cash distribution for the fourth quarter of 2014 of $0.4975 per outstanding unit, or $1.99 on an annualized basis. The distribution was paid on February 13, 2015 to all unitholders of record as of the close of business on January 30, 2015. The aggregate amount of the distribution was $14.0 million.

Conversion of Subordinated Units

On February 13, 2015 we converted the remaining 4,480,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement.

16.       Supplemental Information on Oil and Natural Gas Exploration and Production Activities (Unaudited)

Oil and Natural Gas Capitalized Costs

Capitalized costs relating to oil and natural gas producing activities are as follows (in thousands):

	December 31,
	2014	2013

Proved oil and natural gas properties	$954,819	$875,126
Unproved oil and natural gas properties	1,235	1,258
	956,054	876,384
Accumulated depletion and depreciation	(506,134)	(431,636)
Net capitalized costs	$449,920	444,748

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred in oil and natural gas property acquisition and development activities are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Acquisition of oil and natural gas properties
Proved	$38,330	$10	$9,795
Unproved	—	—	—
Development costs	41,721	36,484	31,598
Total	$80,051	36,494	$41,393

We had immaterial exploration costs for each of the periods during 2014, 2013 and 2012.

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

Our oil and natural gas properties and associated reserves are located in the continental United States. The following table presents the estimated remaining net proved, proved developed and proved undeveloped oil and natural gas reserves as of the periods indicated, and the related summary of changes in estimated quantities of net remaining proved reserves during those periods. Our estimated reserves at December 31, 2014, 2013 and 2012 were based on reserve reports prepared by the independent reserve engineers Miller and Lents, Ltd., Netherland, Sewell & Associates, Inc. and Ryder Scott Petroleum Consultants.

In 2014, we added 2.8 MMBoe of proved reserves through the October 2014 Acquisition. Reserve revisions for 2014 were 2.3 MMBoe and were primarily driven by higher natural gas commodity prices during 2014 and improved well performance. During 2013, our revisions and extensions offset a portion of our production. In 2012, we had net revisions of previous reserves of 0.3 MMBoe, including an increase in oil and NGL reserves of 2.2 MMBoe and a decrease in natural gas reserves of 2.5 MMBoe. The positive revisions in 2012 primarily related to improved production performance and revised prior reserve estimates at our Red Lake field. The negative revisions of natural gas reserves related to the significantly lower natural gas pricing during 2012.  We also had 0.3 MMBoe of acquisitions of oil and NGL reserves by Fund II related to our April 2013 Acquisition during 2012.

	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)

Balance, December 31, 2011	9,949	3,602	118,048	33,226
Revision of previous estimates	1,776	379	(14,630)	(283)
Extensions and discoveries	546	134	606	781
Acquisition of minerals in place	268	—	—	268
Sales of minerals in place	—	—	—	—
Production	(834)	(311)	(8,487)	(2,560)
Balance, December 31, 2012	11,705	3,804	95,537	31,432
Revision of previous estimates	(288)	443	4,150	847
Extensions and discoveries	118	37	181	185
Acquisition of minerals in place	—	—	—	—
Sales of minerals in place	—	—	—	—
Production	(837)	(315)	(7,246)	(2,360)
Balance, December 31, 2013	10,698	3,969	92,622	30,104
Revision of previous estimates	434	635	7,484	2,316
Extensions and discoveries	573	182	1,138	945
Acquisition of minerals in place	2,305	198	1,948	2,828
Sales of minerals in place	—	—	—	—
Production	(904)	(366)	(6,467)	(2,348)
Balance, December 31, 2014	13,106	4,618	96,725	33,845

	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)

Proved developed reserves:
December 31, 2012	8,588	2,936	89,803	26,491
December 31, 2013	8,548	3,252	88,172	26,495
December 31, 2014	10,962	3,956	88,265	29,629
Proved undeveloped reserves:
December 31, 2012	3,117	868	5,734	4,941
December 31, 2013	2,150	717	4,450	3,609
December 31, 2014	2,144	662	8,460	4,216

Standardized Measure of Discounted Future Net Cash Flows

Oil and natural gas reserve estimation and disclosure regulations require that reserve estimates and discounted future net cash flows are based on the unweighted average market prices for sales of oil and natural gas on the first calendar day of each month during the year. Cash flows are adjusted for transportation fees and regional price differentials, to the estimated future production of proved oil and natural gas reserves less estimated future expenditures to be incurred in developing and producing the proved reserves, discounted using an annual rate of 10% to reflect the estimated timing of the future cash flows. Income taxes are excluded because we and the Predecessor are non-taxable entities. Generally, all taxable income and losses are reported on the income tax returns of the unitholders and partners, and therefore, no provision for income taxes has been recorded in the accompanying consolidated financial statements. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of the properties. Accordingly, the estimates of future net cash flows from proved reserves and the present value may be materially different from subsequent actual results. The standardized measure of discounted net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the acquired properties’ oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, and anticipated future changes in prices and costs.

The standardized measure of discounted future net cash flows related to our interest in proved reserves as of the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Future cash inflows	$1,749,346	$1,450,007	$1,488,912
Future costs:
Development	(117,473)	(120,339)	(163,316)
Production	(687,097)	(526,523)	(521,378)
Texas margin tax	(1,236)	(1,187)	—
Future net cash flows	943,540	801,958	804,218
10% discount to reflect timing of cash flows	(501,869)	(409,401)	(416,322)
Standardized measure of discounted future net cash flows	$441,671	$392,557	$387,896

The principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves as of the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Beginning of period	$392,557	$387,896	$435,789
Purchase of reserves in place	45,665 (1)	—	5,866 (2)
Extensions and discoveries, net of future development costs	17,979	2,034	19,381
Revisions of quantity estimates	30,256	11,054	(1,373)
Changes in future development costs, net	(11,897)	16,600	(871)
Development costs incurred that reduce future development costs	27,073	25,408	12,164
Net changes in prices	584	4,363	(36,843)
Change in future Texas margin tax	(27)	(570)	—
Oil, natural gas and NGL sales, net of production costs	(81,986)	(80,117)	(71,186)
Changes in timing and other	(17,846)	(12,901)	(18,610)
Accretion of discount	39,313	38,790	43,579
End of period	$441,671	$392,557	$387,896

(1)         Represents the reserves acquired in the October 2014 Acquisition.

(2)         Represents a purchase of reserves by Fund II related to our April 2013 Acquisition.

17.       Selected Quarterly Financial Information (Unaudited)

Quarterly financial data was as follows for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$26,028	$17,391	$48,382	$96,104
Operating income (loss)	5,603	(3,596)	28,317	34,866
Net income (loss)	2,694	(7,337)	26,232	31,153
Net income (loss) available to common unitholders	2,694	(7,337)	26,232	31,153
Net income (loss) per limited partner unit (basic and diluted)	$0.10	$(0.27)	$0.95	$1.12

2013
Revenues	$17,780	$41,379	$25,195	$30,741
Operating income (loss)	(4,847)	20,177	4,069	(59,645)
Net income (loss)	(7,002)	20,523	284	(62,086)
Net income (loss) available to common unitholders	(7,450)	20,523	284	(62,086)
Net income (loss) per limited partner unit (basic and diluted)	$(0.32)	$0.78	$0.01	$(2.37)