Form 10-Q
period 2015-03-31
LRR Energy, L.P.
filed 2015-05-06
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 28,074,433 Common Units and 22,400 General Partner Units outstanding as of May 1, 2015.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$3,576
Accounts receivable	9,450	11,124
Commodity derivative instruments	43,368	45,924
Due from affiliates	6,351	5,697
Prepaid expenses	1,672	1,840
Total current assets	63,581	68,161
Property and equipment (successful efforts method)	963,400	956,326
Accumulated depletion, depreciation and impairment	(550,942)	(506,368)
Total property and equipment, net	412,458	449,958
Commodity derivative instruments	46,454	38,540
Deferred financing costs, net of accumulated amortization and other assets	2,295	2,295
TOTAL ASSETS	$524,788	$558,954
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,613	$5,506
Accrued capital cost	3,801	9,176
Commodity derivative instruments	866	556
Interest rate derivative instruments	2,750	2,327
Asset retirement obligations	1,079	1,065
Total current liabilities	12,109	18,630
Long-term liabilities:
Commodity derivative instruments	116	232
Interest rate derivative instruments	1,340	817
Term loan	50,000	50,000
Revolving credit facility	240,000	230,000
Asset retirement obligations	41,053	40,539
Deferred tax liabilities	99	99
Total long-term liabilities	332,608	321,687
Total liabilities	344,717	340,317
Unitholders’ equity:
General partner (22,400 units issued and outstanding as of March 31, 2015 and December 31, 2014)	(1,540)	310
Public common unitholders (19,504,833 units issued and outstanding as of March 31, 2015 and 19,492,291 units issued and outstanding as of December 31, 2014)	181,611	208,273
Affiliated common unitholders (8,569,600 units issued and outstanding as of March 31, 2015 and 4,089,600 units issued and outstanding as of December 31, 2014)	—	4,643
Subordinated unitholders (4,480,000 units issued and outstanding as of December 31, 2014)	—	5,411
Total unitholders’ equity	180,071	218,637
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$524,788	$558,954

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	2014

Revenues:
Oil sales	$12,064	$20,156
Natural gas sales	4,266	8,099
Natural gas liquids sales	1,171	3,364
Gain (loss) on commodity derivative instruments, net	18,682	(5,622)
Other income	29	31
Total revenues	36,212	26,028

Operating expenses:
Lease operating expense	6,772	5,835
Production and ad valorem taxes	1,266	2,400
Depletion and depreciation	8,880	8,465
Impairment of oil and natural gas properties	35,706	—
Accretion expense	511	503
Loss (gain) on settlement of asset retirement obligations	64	40
General and administrative expense	3,791	3,182
Total operating expenses	56,990	20,425

Operating income (loss)	(20,778)	5,603

Other income (expense), net
Interest expense	(2,769)	(2,541)
Gain (loss) on interest rate derivative instruments, net	(1,351)	(294)
Other income (expense), net	(4,120)	(2,835)

Income (loss) before taxes	(24,898)	2,768
Income tax expense	(38)	(74)
Net income (loss) available to unitholders	$(24,936)	$2,694

Computation of net income (loss) per limited partner unit:

General partner’s interest in net income (loss)	$(1,839)	$3

Limited partners’ interest in net income (loss)	$(23,097)	$2,691

Net income (loss) per limited partner unit (basic and diluted)	$(0.82)	$0.10

Weighted average number of limited partner units outstanding (basic and diluted)	28,072	26,342

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

		Limited Partners
	General	Public	Affiliated
	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2014	$310	$208,273	$4,643	$5,411	$218,637
Equity offering, net of expenses	—	3	—	—	3
Amortization of equity awards	—	345	—	—	345
Conversion of subordinated units	—	—	3,182	(3,182)	—
Distribution	(11)	(9,704)	(2,034)	(2,229)	(13,978)
Net income (loss)	(1,839)	(17,306)	(5,791)	—	(24,936)
Balance, March 31, 2015	$(1,540)	$181,611	$—	$—	$180,071

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,936)	$2,694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	8,880	8,465
Impairment of oil and natural gas properties	35,706	—
Accretion expense	511	503
Amortization of equity awards	345	285
Amortization of derivative contracts	114	157
Amortization of deferred financing costs and other	170	102
Loss (gain) on settlement of asset retirement obligations	64	40
Changes in operating assets and liabilities:
Change in receivables	1,674	(996)
Change in prepaid expenses	(2)	377
Change in derivative assets and liabilities	(4,331)	6,082
Change in amounts due to/from affiliates	(654)	(4,412)
Change in accrued liabilities and deferred tax liabilities	(1,893)	2,829
Net cash provided by (used in) operating activities	15,648	16,126

CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(12,280)	(6,803)
Acquisition of oil and natural gas properties	(229)	—
Disposition of oil and natural gas properties	—	65
Net cash provided by (used in) investing activities	(12,509)	(6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	10,000	10,000
Principal payments on revolving credit facility	—	(10,000)
Equity offering, net of expenses	3	4,237
Distributions	(13,978)	(12,884)
Net cash provided by (used in) financing activities	(3,975)	(8,647)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(836)	741

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,576	4,417

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,740	$5,158

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

2.              Summary of Significant Accounting Policies

Our accounting policies are set forth in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) and are supplemented by the notes to these unaudited consolidated condensed financial statements. There have been no significant changes to these policies, and these unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes in our 2014 Annual Report.

Basis of presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements in our 2014 Annual Report. While the year-end condensed balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim consolidated condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Recent accounting pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. We adopted ASU 2014-08 on January 1, 2015. The adoption of ASU 2014-08 did not have a material impact on our consolidated condensed financial position, results of operations or cash flows.

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

On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are still evaluating the impact of our adoption of ASU No. 2015-02.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. The new standard requires entities to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. We do not expect the adoption of ASU No. 2015-03 to have a material impact on our financial statements or disclosures.

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

The October 2014 Acquisition was accounted for under the acquisition method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (or shortfall of purchase price versus net fair value recorded as bargain purchase). Based on the purchase price allocation for October 2014 Acquisition, no goodwill or bargain purchase was recognized. The cash consideration paid for the October 2014 Acquisition and the assets and liabilities recognized are presented in the table below (in thousands, except for per unit amounts):

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

The following unaudited pro forma information shows the pro forma effects of the October 2014 Acquisition. The unaudited pro forma information assumes the transaction occurred on January 1, 2014. The pro forma results of operations have been prepared by adjusting our historical results to include the historical results of the acquired assets based on information provided by the seller, our knowledge of the acquired properties and the impact of our purchase price allocation. We believe the assumptions used provide a reasonable basis for reflecting the pro forma significant effects directly attributable to the acquisition. The pro forma results of operations do not include any cost savings or other synergies that may result from the October 2014 Acquisition or any estimated costs that have been or will be incurred to integrate the assets. The following unaudited pro forma information does not purport to represent what our results of operations would have been if such acquisition had occurred on January 1, 2014 (in thousands).

Three Months Ended
March 31, 2014
Total revenues	$28,343
Net income (loss) available to unitholders	3,997
Basic and diluted net income (loss) per unit	0.15

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Commodity derivative instruments	$—	$89,822	$—	$89,822
Liabilities:
Commodity derivative instruments	—	982	—	982
Interest rate derivative instruments	—	4,090	—	4,090
December 31, 2014
Assets:
Commodity derivative instruments	$—	$84,464	$—	$84,464
Liabilities:
Commodity derivative instruments	—	788	—	788
Interest rate derivative instruments	—	3,144	—	3,144

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Oil and natural gas properties (successful efforts method)	$961,907	$954,819
Unproved properties	1,221	1,235
Other property and equipment	272	272
	963,400	956,326
Accumulated depletion, depreciation and impairment	(550,942)	(506,368)
Total property and equipment, net	$412,458	$449,958

We recorded $8.9 million and $8.5 million of depletion and depreciation expense for the three months ended March 31, 2015 and 2014, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the three months ended March 31, 2015, we recorded a total non-cash impairment charge of $35.7 million to impair the value of our proved oil and natural gas properties in the Permian Basin, Gulf Coast, and the Mid-Continent regions. This impairment charge reduced the regions’ carrying values to an estimated fair value of $411.2 million as of March 31, 2015. We did not record any impairment charges in the three months ended March 31, 2014.

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

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the three months ended March 31, 2015 (in thousands):

Beginning of period	$41,604
Acquisitions	14
Revisions to previous estimates	5
Liabilities settled	(2)
Accretion expense	511
End of period	42,132
Current portion of asset retirement obligations	(1,079)
Asset retirement obligations — non-current	$41,053

7.              Long-Term Debt

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a five-year, $750 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures on October 1, 2019. The Intercreditor Agreement (as described below) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500 million in the aggregate. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $260 million as of March 31, 2015. Our borrowing base, which is primarily based on the estimated value of our oil, natural gas liquids (“NGL”), and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. As of March 31, 2015, we were in compliance with all covenants contained in the Credit Agreement.

In the second quarter of 2015, primarily as a result of significantly lower commodity prices, our borrowing base was reduced to $245.0 million under an amendment to our Credit Agreement. Pursuant to the amendment, the borrowing base will decrease by $1.0 million per month beginning in June 2015 and continuing until the next borrowing base redetermination in November 2015. The amendment is discussed in Note 14.

Term Loan Agreement

We, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement.

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2014 Annual Report. As of March 31, 2015, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement, including during the redetermination of our borrowing base under our Credit Agreement. We were not in compliance with the asset coverage ratio during the borrowing base redetermination in the second quarter of 2015; however, we received a waiver from our lender under the Term Loan Agreement for the asset coverage ratio covenant.

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

As of March 31, 2015, we had $290.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2014, we had $280.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended March 31, 2015 and 2014 was $2.8 million and $2.5 million, respectively. As of March 31, 2015 and December 31, 2014, our weighted average interest rate on our outstanding indebtedness was 4.60% and 3.81%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At March 31, 2015, we had the following open commodity derivative contracts:

	Index		2015	2016	2017	2018
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH		4,078,287	5,433,888	5,045,760	3,452,172
Weighted average price			$5.73	$4.29	$4.61	$4.05

Basis swaps (MMBTUs)		(1)	3,948,029	2,877,047	—	—
Weighted average price			$(0.1663)	$(0.1115)	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI		553,718	610,131	473,698	562,524
Weighted average price			$93.27	$87.27	$84.34	$82.26

Basis swaps (BBLs)	Argus-		288,575	—	—	—
Weighted average price	Midland-Cushing		$(3.3556)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu		173,042	—	—	—
Weighted average price			$34.45	$—	$—	$—

(1)	Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2014, we had the following open commodity derivative contracts:

	Index		2015	2016	2017	2018
Natural gas positions
Price swaps (MMBTUs)	NYMEX-HH		5,500,236	5,433,888	5,045,760	2,374,800
Weighted average price			$5.72	$4.29	$4.61	$4.28

Basis swaps (MMBTUs)		(1)	5,326,559	2,877,047	—	—
Weighted average price			$(0.1661)	$(0.1115)	$—	$—

Oil positions
Price swaps (BBLs)	NYMEX-WTI		757,321	610,131	473,698	562,524
Weighted average price			$93.16	$87.27	$84.34	$82.26

Basis swaps (BBLs)	Argus-		397,035	—	—	—
Weighted average price	Midland-Cushing		$(3.4087)	$—	$—	$—

NGL positions
Price swaps (BBLs)	Mont Belvieu		236,149	—	—	—
Weighted average price			$34.46	$—	$—	$—

(1)	Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At March 31, 2015, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

At December 31, 2014, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of March 31, 2015
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$—	$2,750	$1,340
Gross fair value	—	—	2,750	1,340
Netting arrangements	—	—	—	—
Net recorded fair value	$—	$—	$2,750	$1,340

Sale of natural gas production
Price swaps	$13,536	$12,897	$—	$—
Basis swaps	35	—	140	116
Sale of crude oil production
Price swaps	27,181	33,557	—	—
Basis swaps	—	—	749	—
Sale of NGLs
Price swaps	2,639	—	—	—
Gross fair value	43,391	46,454	889	116
Netting arrangements	(23)	—	(23)	—
Net recorded fair value	$43,368	$46,454	$866	$116

	As of December 31, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$—	$2,327	$817
Gross fair value	—	—	2,327	817
Netting arrangements	—	—	—	—
Net recorded fair value	$—	$—	$2,327	$817

Sale of natural gas production
Price swaps	$14,732	$9,170	$—	$—
Basis swaps	1	—	286	232
Sale of crude oil production
Price swaps	27,544	29,370	—	—
Basis swaps	—	—	271	—
Sale of NGLs
Price swaps	3,648	—	—	—
Gross fair value	45,925	38,540	557	232
Netting arrangements	(1)	—	(1)	—
Net recorded fair value	$45,924	$38,540	$556	$232

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Commodity derivatives (revenue)	$18,682	$(5,622)
Interest rate derivatives (other income (expense), net)	(1,351)	(294)

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of March 31, 2015, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 30.5% of our outstanding common units, representing their limited partner interest in us. As of March 31, 2015, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

As more fully described in our 2014 Annual Report, we converted 2,240,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on May 16, 2014. We converted the remaining 4,480,000 subordinated units on a one-for-one basis into common units pursuant to the terms of our partnership agreement on February 13, 2015.

Contracts with our General Partner and its Affiliates

As more fully described in our 2014 Annual Report, we have entered into agreements with our general partner and its affiliates. For the three months ended March 31, 2015 and 2014, we paid Lime Rock Management approximately $0.4 million and $0.2 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the three months ended March 31, 2015 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2014	$5,436	$261	$5,697
Expenditures	(46,820)	(263)	(47,083)
Cash paid for expenditures	50,837	—	50,837
Revenues and other	(3,102)	2	(3,100)
Balance as of March 31, 2015	$6,351	$—	$6,351

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of March 31, 2015, our general partner and its affiliates held 8,569,600 of our common units and 22,400 general partner units. During the three months ended March 31, 2015 and 2014, we paid cash distributions of $14.0 million and $12.9 million, respectively, to all unitholders as of the respective record dates.

We announced our first quarter 2015 distribution on April 20, 2015 as discussed in Note 14.

10.       Unitholders’ Equity

At-the-Market Offering Program

On February 4, 2014, we launched an “at-the-market” offering program (the “ATM Program”) with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million, subject to limitations as described in the Merger Agreement (described in Note 14). Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act of 1933, as amended, (the “Securities Act”), including, without limitation, sales made directly on the New York Stock Exchange, or any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. During the three months ended March 31, 2015, we did not sell common units under the ATM Program.

Units Outstanding

As of March 31, 2015, we had 28,074,433 common units and 22,400 general partner units outstanding. As of March 31, 2015, Fund I owned 8,569,600 common units, representing a 30.5% limited partner interest in us.

General Partner Allocation of Loss

In accordance with our partnership agreement, the allocation of net loss cannot cause a unitholder to have a deficit balance. Deficit balances are carried by our general partner until net income is generated in a taxable period. Our general partner will recover losses from net income generated prior to the net income being allocated to the remaining unitholders.

11.       Net  Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss) available to unitholders	$(24,936)	$2,694
Less: General partner’s interest in net (income) loss	1,839	(3)
Limited partners’ interest in net income (loss)	$(23,097)	$2,691

Weighted average limited partner units outstanding:
Common units	25,882	19,622
Subordinated units	2,190	6,720
Total	28,072	26,342

Net income (loss) per limited partner unit (basic and diluted)	$(0.82)	$0.10

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of March 31, 2015 and 2014. The aggregate number of common units outstanding was 28,074,433, as of March 31, 2015. We did not have any subordinated units outstanding as of March 31, 2015. The aggregate number of common units and subordinated units outstanding was 19,812,246 and 6,720,000, respectively, as of March 31, 2014.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of March 31, 2015, there were 1,025,013 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of March 31, 2015 is presented below:

	Number of	Weighted Average
	Non-vested	Grant-date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2014	361,957	$9.38
Granted	12,542	5.98
Vested	(11,203)	18.01
Forfeited	—	—
Non-vested restricted units at March 31, 2015	363,296	9.00

As of March 31, 2015, there was approximately $2.8 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.3 years. There were 111,691 vested restricted units as of March 31, 2015.

13.       Subsidiary Guarantors

We and LRE Finance, our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the SEC on August 28, 2013, and the SEC declared the registration statement effective on September 10, 2013. Securities that may be offered and sold include debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. LRE Finance may co-issue any debt securities issued by us pursuant to the registration statement. LRE Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities, if and when issued. OLLC, our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. The guarantee will be released (i) automatically upon any sale, exchange or transfer of our equity interests in OLLC, (ii) automatically upon the liquidation and dissolution of OLLC, (iii) following delivery of notice to the trustee under the indenture related to the debt securities of the release of OLLC of its obligations under our revolving credit facility, and (iv) upon legal or covenant defeasance or other satisfaction of the obligations under the related debt securities. Other than LRE Finance, OLLC is our sole subsidiary, and thus, no other subsidiary will guarantee our debt securities.

Furthermore, we have no assets or operations independent of OLLC, and there are no significant restrictions upon the ability of OLLC to distribute funds to us by dividend or loan. Finally, none of our or OLLC’s assets represents restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

14.       Subsequent Events

Unit Distribution

On April 20, 2015, we announced that the board of directors of our general partner declared a cash distribution for the first quarter of 2015 of $0.1875 per outstanding unit, or $0.75 on an annualized basis. The distribution will be paid on May 15, 2015 to all unitholders of record as of the close of business on May 1, 2015. The aggregate amount of the distribution will be $5.3 million.

Merger with Vanguard Natural Resources, LLC

On April 20, 2015, we entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Vanguard Natural Resources, LLC (“Vanguard”), Lighthouse Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard (“Merger Sub” and together with Vanguard, the “Vanguard Entities”), Lime Rock Management, Fund I, Fund II (together with the Fund I and Lime Rock Management, the “GP Sellers”) and our General Partner (together with the GP Sellers and the Partnership, the “Partnership Entities”). Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Partnership, with the Partnership continuing as the surviving entity and as a wholly owned subsidiary of Vanguard (the “Merger”) and, at the same time, all of the limited liability company interests in our General Partner will be acquired by Vanguard. Based upon the recommendation of the conflicts committee of the board of directors of our General Partner (the “Board”), the Board approved the Merger Agreement on April 20, 2015.

At the effective time of the Merger (the “Effective Time”), each of our common units issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.550 common units representing limited liability company interests in Vanguard (“Vanguard Units”) or, in the case of fractional Vanguard Units, cash (without interest and rounded up to the nearest whole cent) in an amount equal to the product of (i) such fractional part of a Vanguard Unit multiplied by (ii) the average closing price for a Vanguard Unit as reported on the NASDAQ Global Select Market (the “NASDAQ”) for the ten consecutive full trading days ending at the close of trading on the full trading day immediately preceding the closing date of the transactions contemplated by the Merger Agreement (the “Closing Date”).  Each of our restricted common units that is outstanding pursuant to the 2011 LTIP will vest immediately prior to the Effective Time and be converted into the right to receive Vanguard Units.  In addition, on the Closing Date, Vanguard will issue and deliver to the GP Sellers 12,320 Vanguard Units in exchange for all of the limited liability interests in our General Partner (the “GP Equity Consideration”).

As a condition to closing of transactions contemplated under the Merger Agreement, the parties have agreed to execute and deliver a Termination and Continuing Obligations Agreement (the “Termination Agreement”) substantially in the form attached as an exhibit to the Merger Agreement. Pursuant to the Termination Agreement, (i) that certain Omnibus Agreement, entered into, and effective as of, November 16, 2011 (the “Omnibus Agreement”), by and among us, our General Partner, OLLC, Fund I, LRR GP, LLC, the ultimate general partner of each of the Fund I entities, and Lime Rock Management, will be terminated and (ii) the Fund I entities, severally and in proportion to each entity’s Property Contributor Percentage (as defined in the Omnibus Agreement), will agree to indemnify the Partnership, our General Partner, OLLC and all of our and their respective subsidiaries from and against any losses arising out of any federal, state or local income tax liabilities attributable to the ownership or operation of the oil and natural gas properties owned or leased by any of the Partnership, our General Partner, OLLC or our or their respective subsidiaries prior to the closing of our initial public offering. The indemnification obligations of Fund I under the Termination Agreement will survive until the first anniversary of the Closing Date.

The Partnership Entities and the Vanguard Entities have each made certain representations and warranties and agreed to certain covenants in the Merger Agreement. Each of the Partnership, our General Partner and Vanguard has agreed, among other things, subject to certain exceptions, to conduct its respective business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time (unless the Merger Agreement is earlier terminated in accordance with its terms). In addition, we have agreed not to solicit alternative business combination transactions during such period, and, subject to certain exceptions, not to engage in discussions or negotiations regarding any alternative business combination transactions during such period.

The closing of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the approval of the Merger Agreement by our unitholders; (ii) the registration statement on Form S-4 used to register the Vanguard Units to be issued in the Merger being declared effective by the Securities and Exchange Commission (the “SEC”); (iii) the approval for listing on the NASDAQ of the Vanguard Units to be issued in the Merger; (iv) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties; (v) the delivery of certain tax opinions; and (vi) entry into the Termination Agreement by the parties thereto.

The Merger Agreement contains certain termination rights for each of the Partnership and Vanguard, including, among others, if (i) the Merger is not consummated on or before December 31, 2015; (ii) the requisite approval of the Merger Agreement by our unitholders is not obtained; and (iii) the other party breaches a representation, warranty or covenant, and such breach results in the failure of certain closing conditions to be satisfied (a “terminable breach”). The Merger Agreement also provides that (a) we may terminate the Merger Agreement to enter into a third party’s “superior proposal” and (b) Vanguard may terminate the Merger Agreement if the Board changes its recommendation to our unitholders to approve the Merger Agreement (a “Partnership Change in Recommendation”); provided, in each case, that we pay Vanguard the Termination Fee (as described below).

The Merger Agreement provides for the payment of a termination fee of approximately $7.3 million (the “Termination Fee”) by the Partnership to Vanguard upon the termination of the Merger Agreement under specified circumstances, including if: (i) (a) prior to our unitholder meeting, a third party proposal has been publicly submitted, publicly proposed or publicly disclosed and has not been withdrawn at the time of such meeting, (b) thereafter, the Merger Agreement is terminated in accordance with its terms under specified circumstances, and (c) prior to the date that is 12 months after the date of the Merger Agreement is terminated, we enter into or consummate any definitive agreement related to a third party proposal ; (ii) Vanguard terminates the Merger Agreement due to a Partnership Change in Recommendation; or (iii) we terminate the Merger Agreement to enter into a third party’s “superior proposal.” The Merger Agreement also provides that the non-terminating party may be required to pay the other party’s expenses (up to a maximum of approximately $1.2 million (the “Expenses”) if either party terminates the Merger Agreement due to a terminable breach by the other party. If the Termination Fee is payable at a time when Vanguard has received or concurrently receives payment from us in respect of Expenses, the Termination Fee will be reduced by the amount of such Expenses received by Vanguard.

Amendments to the Credit Agreement and Term Loan Agreement

On May 4, 2015, we entered into the Fifth Amendment (“Fifth Credit Agreement Amendment”) to our Credit Agreement. The Fifth Credit Agreement Amendment, among other things, (i) increased the interest rate margins applicable to the loans with margins ranging from 2.00% to 3.10% for Eurodollar loans, and from 1.00% to 2.10% for base rate loans, in each case based on utilization of the credit facility, (ii) increased the commitment fee applicable to the unused portion of the borrowing base with amounts ranging from 0.375% to 0.800% based on utilization of the credit facility, (iii) restricted the payments of distributions to $10.6 million through September 30, 2015; however, after October 1, 2015, distributions are subject to having a minimum of 15% availability under a conforming borrowing base amount after the distribution has been paid, and (iv) decreased the borrowing base to $245.0 million. Pursuant to the amendment, the borrowing base will decrease in the amount of $1.0 million per month, beginning in June 2015 and continuing until the next redetermination of the borrowing base in the fall of 2015. The borrowing base of the Credit Agreement will revert to $195.0 million upon the earlier of November 1, 2015 and a termination of the Merger Agreement. If the next scheduled redetermination has not occurred by November 1, 2015, the borrowing base shall decrease to $195.0 million until the scheduled redetermination is completed.

On May 4, 2015, we entered into the Fifth Amendment (“Fifth Term Loan Amendment”) to our Term Loan Agreement. The Fifth Term Loan Amendment, among other things, amended the Term Loan Agreement to (i) increase the interest rate margins applicable to the loan with margins for Eurodollar loans and Alternate Base Rate loans increasing to 9.50% and 8.50%, respectfully, after September 30, 2015, and (ii) restrict the payments of distributions to $10.6 million through September 30, 2015; however, after October 1, 2015, distributions are subject to having a minimum of 15% availability under a conforming borrowing base amount.. In connection with the Fifth Term Loan Amendment, we received a waiver on our asset coverage test ratio as discussed in Note 7.

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

All statements, other than statements of historical fact, are forward-looking statements. These forward-looking statements can be identified by their use of terms and phrases such as “may,” “predict,” “pursue,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “target,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

Acquisition of Properties

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

Results of Operations

	Three Months Ended March 31,
	2015	2014
Revenues (in thousands):
Oil sales	$12,064	$20,156
Natural gas sales	4,266	8,099
Natural gas liquids sales	1,171	3,364
Gain (loss) on commodity derivative instruments, net	18,682	(5,622)
Other income	29	31
Total revenues	36,212	26,028

Expenses (in thousands):
Lease operating expense	6,772	5,835
Production and ad valorem taxes	1,266	2,400
Depletion and depreciation	8,880	8,465
Impairment of oil and natural gas properties	35,706	—
General and administrative expense	3,791	3,182
Interest expense	2,769	2,541
Loss (gain) on interest rate derivative instruments, net	1,351	294

Production:
Oil (MBbls)	275	218
Natural gas (MMcf)	1,518	1,622
NGLs (MBbls)	90	85
Total (MBoe)	618	573
Average net production (Boe/d)	6,867	6,367

	Three Months Ended March 31,
	2015	2014
Average sales price:
Oil (per Bbl):
Sales price	$43.87	$92.46
Effect of settled commodity derivative instruments	31.73	(0.79)
Realized sales price	$75.60	$91.67
Natural gas (per Mcf):
Sales price	$2.81	$4.99
Effect of settled commodity derivative instruments	2.46	0.53
Realized sales price	$5.27	$5.52
NGLs (per Bbl):
Sales price	$13.01	$39.58
Effect of settled commodity derivative instruments	10.51	(3.78)
Realized sales price	$23.52	$35.80

Average unit cost per Boe:
Lease operating expenses	$10.96	$10.18
Production and ad valorem taxes	2.05	4.19
Depletion and depreciation	14.37	14.76
General and administrative expenses	6.13	5.55

Our Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We recorded net loss of $24.9 million for the three months ended March 31, 2015 compared to net income of $2.7 million for the three months ended March 31, 2014, primarily related the impairment charge of $35.7 million recorded in the three months ended March 31, 2015. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended March 31, 2014 and March 31, 2015 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$31,619
Increase (decrease)
Price realization
Oil	(10,593)
Natural gas	(3,541)
NGLs	(2,258)
Sales volumes
Oil	2,501
Natural gas	(292)
NGLs	65
Oil, natural gas and NGL revenues-current period	$17,501

Sales revenues decreased from $31.6 million for the three months ended March 31, 2014 to $17.5 million for the three months ended March 31, 2015, primarily due to lower commodity price realizations offset by higher oil and NGL sales volumes. Sales revenues for the three months ended March 31, 2015 consisted of oil sales of $12.0 million, natural gas sales of $4.3 million and NGL sales of $1.2 million. Sales revenues for the three months ended March 31, 2014 consisted of oil sales of $20.1 million, natural gas sales of $8.1 million and NGL sales of $3.4 million.

Our production volumes for the three months ended March 31, 2015 included 365 MBbls of oil and NGLs and 1,518 MMcf of natural gas, or 4,056 Bbl/d of oil and NGLs and 16,867 Mcf/d of natural gas. On an equivalent basis, production for the period was 618 MBoe, or 6,867 Boe/d. Our average net production for the three months ended March 31, 2015 was negatively impacted by flaring at the Red Lake field of approximately 50 Boe/d.  Our production volumes for the three months ended March 31, 2014 included 303 MBbls of oil and NGLs and 1,622 MMcf of natural gas, or 3,367 Bbl/d of oil and NGLs and 18,022 Mcf/d of natural gas. On an equivalent basis, production for the period was 573 MBoe, or 6,367 Boe/d. Our average net production for the three months ended March 31, 2014 was negatively impacted by flaring at the Red Lake field of approximately 75 Boe/d and the winter storms and other delays of approximately 100 Boe/d.

Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2015, excluding the effect of commodity derivative contracts, was $43.87 and $13.01, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2015, excluding the effect of commodity derivative contracts, was $2.81. Our average sales price per Bbl for oil and NGLs for the three months ended March 31, 2014, excluding the effect of commodity derivative contracts, was $92.46 and $39.58, respectively. Our average sales price per Mcf of natural gas for the three months ended March 31, 2014, excluding the effect of commodity derivative contracts, was $4.99.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the three months ended March 31, 2015 of approximately $18.7 million, which is comprised of positive net cash settlements and amortization of purchases of approximately $13.4 million and increases in the fair value of derivatives of approximately $5.3 million. For the three months ended March 31, 2014, we recorded a net loss from our commodity hedging program of approximately $5.6 million, which is comprised of positive net cash settlements and amortization of approximately $0.4 million and declines in fair value of derivatives of approximately $6.0 million. Lower commodity prices during the quarter lead to the significant impact on our gain on commodity derivative contracts for the quarter ended March 31, 2015.

Lease Operating Expense.  Our lease operating expenses were approximately $6.8 million, or $10.96 per Boe, for the three months ended March 31, 2015 compared to approximately $5.8 million, or $10.18 per Boe, for the three months ended March 31, 2014. The primary driver of the increased lease operating expenses was as a result of the acquisition of oil and natural gas properties in the Stroud field in the fourth quarter of 2014.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $1.3 million, or $2.05 per Boe, for the three months ended March 31, 2015 compared to approximately $2.4 million, or $4.19 per Boe, for the three months ended March 31, 2014. Production taxes accounted for approximately $1.2 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended March 31, 2015. Production taxes accounted for approximately $2.3 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended March 31, 2014. Production taxes for the three months ended March 31, 2015 declined from the same period in 2014 primarily due to lower commodity price realizations and the lower net taxable value associated with the production taxes.

Depletion and Depreciation.  Our depletion and depreciation expense was $8.9 million, or $14.37 per Boe, for the three months ended March 31, 2015 compared to $8.5 million, or $14.76 per Boe, for the three months ended March 31, 2014.

Impairment of Oil and Natural Gas Properties.  For the three months ended March 31, 2015, we recorded a total non-cash impairment charge of $35.7 million to impair the value of our proved oil and natural gas properties in the Permian Basin, Gulf Coast, and the Mid-Continent regions. We did not record an impairment charge in the three months ended March 31, 2014. If future oil or natural gas prices or reserves decline further, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of May 1, 2015, the NYMEX-WTI oil spot price was $59.15 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.67 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were approximately $3.8 million, or $6.13 per Boe, for the three months ended March 31, 2015 compared to approximately $3.2 million, or $5.55 per Boe, for the three months ended March 31, 2014. The increase in general and administrative expense is primarily related to expenses associated with evaluating strategic alternatives and consulting fees.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was approximately $2.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was approximately $1.4 million for the three months ended March 31, 2015, including $0.4 million in negative cash settlements and $1.0 million in declines in fair value of the derivatives. Loss on interest rate derivative contracts, net, was approximately $0.3 million for the three months ended March 31, 2014, including $0.2 million in negative cash settlements and $0.1 million in declines in fair value of the derivatives.

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

Our Adjusted EBITDA for the three months ended March 31, 2015 and 2014 was approximately $19.6 million and $21.0 million, respectively. The decrease was primarily driven by lower revenues due to the decline in commodity prices and higher operating expenses.

Our Distributable Cash Flow for the three months ended March 31, 2015 and 2014 was approximately $11.8 million and $13.4 million, respectively. The decrease in Distributable Cash Flow was driven by the decreased Adjusted EBITDA as discussed above.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014

Net income (loss)	$(24,936)	$2,694
Income tax expense	38	74
Interest expense-net, including loss (gain) on interest rate derivative instruments, net	4,120	2,835
Depletion and depreciation	8,880	8,465
Accretion of asset retirement obligations	511	503
Amortization of equity awards	345	285
Loss (gain) on settlement of asset retirement obligations	64	40
Loss (gain) on commodity derivative instruments, net	(18,682)	5,622
Commodity derivative instrument net cash settlements	13,519	523
Impairment of oil and natural gas properties	35,706	—
Adjusted EBITDA	$19,565	$21,041

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	19,565	21,041
Cash income tax expense	(38)	(44)
Cash interest expense	(2,943)	(2,644)
Estimated maintenance capital (1)	(4,750)	(5,000)
Distributable Cash Flow	$11,834	$13,353

(1)         Estimated maintenance capital expenditures as defined by our partnership agreement represents our estimate of the amount of capital required on average per year to maintain our production over the long term.

Liquidity and Capital Resources

On April 20, 2015, we and Vanguard Natural Resources, LLC (“Vanguard”) announced the signing of a Purchase Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a subsidiary of Vanguard will merge into LRR Energy, and at the same time, Vanguard will acquire LRE GP, LLC, our general partner for total consideration of $251.0 million in Vanguard common units and the assumption of our net debt of $288.0 million. As a result of the transaction, we and our general partner will become wholly owned subsidiaries of Vanguard.  The transaction, which has been approved by the boards of directors of both companies, including the Conflicts Committee of our Board of Directors, will be a tax-free unit-for-unit transaction with an exchange ratio of 0.550 Vanguard common units for each of our common units issued an outstanding immediately prior to the effective time of the merger.  In addition, Vanguard will acquire all of the limited liability company interests in LRE GP, LLC in exchange for 12,320 Vanguard common units.

Our ability to finance our operations, including funding capital expenditures, to meet our indebtedness obligations, to refinance our indebtedness, to meet our collateral requirements, or to pay our distributions depends on our ability to generate cash. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil and natural gas, weather and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. Our primary sources of liquidity and capital resources are cash flows generated by operating activities.

In February 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million, subject to limitations as described in the Merger Agreement. Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. During the three months ended March 31, 2015, we did not sell common units under the ATM Program.

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

Based on the number of common units and general partner units outstanding as of May 1, 2015, quarterly distributions to all of our unitholders at our current quarterly distribution rate would total $5.3 million. The Merger Agreement prohibits an increase in the distribution from the current quarterly rate.

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

We are committed to reinvesting a sufficient amount of our cash flow to fund our exploitation and development capital expenditures in order to maintain our production. If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures or further reduce distributions to unitholders.

Based upon current oil and natural gas price expectations and our commodity derivatives positions at March 31, 2015, which cover 85% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand and cash flow from operations will provide us sufficient working capital to fund our total planned 2015 capital expenditures and cash distributions.

We expect to spend $19.0 million in total capital expenditures in 2015. Our 2015 budget consists entirely of maintenance capital expenditures. We may further reduce our capital expenditure budget as we continue to monitor commodity prices and liquidity.

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a five-year, $750 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures on October 1, 2019. The Intercreditor Agreement (as described below under Term Loan Agreement) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500.0 million in the aggregate. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $260 million as of March 31, 2015. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

In the second quarter of 2015, primarily as a result of significantly lower commodity prices, our borrowing base was reduced to $245.0 million under an amendment to our Credit Agreement. Pursuant to the amendment, the borrowing base will decrease by $1.0 million per month beginning in June 2015 and continuing until the next borrowing base redetermination in November 2015. The amendment is discussed in Note 14.

If we fail to perform our obligations under the covenants described in our 2014 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of March 31, 2015, we were in compliance with our covenants contained in the Credit Agreement.

At March 31, 2015, we had $240.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $20.0 million. As of May 4, 2015, we had approximately $240.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $5.0 million.

Term Loan Agreement

We, as parent guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a Second Lien Credit Agreement (the “Term Loan Agreement”). The Term Loan Agreement provides for a $50 million senior secured second lien term loan to OLLC. OLLC borrowed $50 million under the Term Loan Agreement and used the borrowings to repay outstanding borrowings under the Credit Agreement.

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2014 Annual Report. As of March 31, 2015, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement, including during the redetermination of our borrowing base under our Credit Agreement. We were not in compliance with the asset coverage ratio during the borrowing base redetermination in the second quarter of 2015; however, we received a waiver from our lender in the Term Loan Agreement for the asset coverage ratio covenant. We entered into an amendment to our Term Loan Agreement as discussed in Note 14.

At March 31, 2015, we had $50.0 million of outstanding borrowings under our Term Loan Agreement and no available borrowing capacity.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps in place as of March 31, 2015. The weighted average price is based on the swap price for oil, NGL and natural gas swaps. We use swaps as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/MMbtu	MMbtu/d
2015	$93.27	2,014	$34.45	629	$5.73	14,830
2016	$87.27	1,672	$—	—	$4.29	14,887
2017	$84.34	1,298	$—	—	$4.61	13,824
2018	$82.26	1,541	$—	—	$4.05	9,458

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of March 31, 2015. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/MMbtu	MMbtu/d	$/MMbtu	MMbtu/d	$/MMbtu	MMbtu/d	$/MMbtu	MMbtu/d

2015	$(0.2293)	5,851	$(0.0963)	2,968	$(0.1381)	4,703	$(0.1338)	834
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the period presented, our oil basis swaps in place as of March 31, 2015. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Midland-Cushing
Term	$/Bbl	Bbl/d

2015	$(3.3556)	1,049

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014

Net cash provided by (used in):
Operating activities	$15,648	$16,126
Investing activities	(12,509)	(6,738)
Financing activities	(3,975)	(8,647)

Operating Activities.

Net cash provided by operating activities was $15.6 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $51.5 million and $49.5 million at March 31, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $2.7 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.

Investing Activities.

Net cash used in investing activities was $12.5 million for the three months ended March 31, 2015, which primarily represented $12.3 million of additions to our property and equipment balances and $0.2 million related to post closing adjustments for the October 2014 acquisition of oil and gas natural properties. Net cash used in investing activities was $6.7 million for the three months ended March 31, 2014, which primarily represented additions to our property and equipment balances during the periods.

Financing Activities.

Cash flows used in financing activities was $4.0 million for the three months ended March 31, 2015, and consisted of borrowings under our revolving credit facility of approximately $10.0 million offset by distributions to unitholders of $14.0 million.

Cash flows used in financing activities was $8.6 million for the three months ended March 31, 2014, and consisted of net proceeds received from an equity offering of approximately $4.3 million offset by distributions to unitholders of $12.9 million.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those described in our 2014 Annual Report.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the consolidated condensed financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the commodity price risk, interest rate risk and counterparty and customer credit risk discussed in our 2014 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Failure to complete the merger with Vanguard Natural Resources, LLC (“Vanguard”) or delays in completing the merger could negatively affect our unit price and future businesses and operations.

There is no assurance that we will be able to consummate the merger. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

•                  we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•                the current market price of our common units may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of us by the stock market and cause a decline in the market price of our common units

•                certain costs relating to the merger, including certain investment banking and legal fees and expenses, must be paid even if the merger is not completed, and we may be required to pay substantial fees to Vanguard if the merger agreement is terminated under specified circumstances;

•                our borrowing base will be decreased to $195.0 million, an amount below our current outstanding borrowings; and

•                we would continue to face the risks that we currently face as an independent company.

Delays in completing the merger could exacerbate uncertainties concerning the effect of the merger, which may have an adverse effect on our business following the merger and could defer or detract from the realization of the benefits expected to result from the merger.

There may be substantial disruption to our business and distraction of our management and employees as a result of the merger.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

We are subject to provisions under the merger agreement that limit our ability to pursue alternatives to the merger, that could discourage a potential competing acquirer from making a favorable alternative transaction proposal to us and, in specified circumstances under the merger agreement, that could require us to reimburse Vanguard for up to approximately $1.2 million of its out-of-pocket expenses and pay Vanguard a termination fee of approximately $7.3 million.

Under the merger agreement, we are restricted from entering into alternative transactions.  Unless and until the merger agreement is terminated, subject to specified exceptions, we are restricted from initiating, soliciting, knowingly encouraging or knowingly facilitating any inquiry, proposal or offer for a competing acquisition proposal with any person.  Under the merger agreement, in the event of a potential change by the board of directors of our general partner of its recommendation with respect to the proposed merger in light of a superior proposal, we must provide Vanguard notice to allow Vanguard to propose an adjustment to the terms and conditions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the merger consideration, or might result in a potential competing acquirer of us proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.

The merger agreement requires us to pay a termination fee of approximately $7.3 million to Vanguard upon the termination of the merger agreement under specified circumstances, including if: (i) (a) prior to our unitholder meeting, a third party proposal has been publicly submitted, publicly proposed or publicly disclosed and has not been withdrawn at the time of such meeting, (b) thereafter, the merger agreement is terminated in accordance with its terms under specified circumstances, and (c) prior to the date that is 12 months after the date of the merger agreement is terminated, we enter into or consummate any definitive agreement related to a third party proposal; (ii) Vanguard terminates the merger agreement as a result of the board of directors of our general partner changing its recommendation regarding the merger; or (iii) we terminate the merger agreement to enter into a third party’s “superior proposal.”  Under the merger agreement, we may also be required to pay Vanguard expenses (up to a maximum of approximately $1.2 million) in certain circumstances.  If we are required to pay the termination fee under the merger agreement, it could have a material adverse effect on our business, financial condition and results of operations.

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: May 6, 2015	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: May 6, 2015	By:	/s/ Jaime R. Casas
Jaime R. Casas
Vice President and Chief Financial Officer
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