Form 10-Q
period 2015-06-30
LRR Energy, L.P.
filed 2015-08-04
CIK 1519632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There were 28,074,433 Common Units and 22,400 General Partner Units outstanding as of July 31, 2015.  The Common Units trade on the New York Stock Exchange under the ticker symbol “LRE”.

LRR Energy, L.P.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LRR Energy, L.P.

Consolidated Condensed Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,681	$3,576
Accounts receivable	8,659	11,124
Commodity derivative instruments	32,087	45,924
Due from affiliates	1,456	5,697
Prepaid expenses	1,240	1,840
Total current assets	51,123	68,161
Property and equipment (successful efforts method)	972,398	956,326
Accumulated depletion, depreciation and impairment	(559,893)	(506,368)
Total property and equipment, net	412,505	449,958
Commodity derivative instruments	37,159	38,540
Deferred financing costs, net of accumulated amortization and other assets	2,076	2,295
TOTAL ASSETS	$502,863	$558,954
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$9,910	$5,506
Accrued capital cost	7,642	9,176
Commodity derivative instruments	783	556
Interest rate derivative instruments	2,781	2,327
Asset retirement obligations	2,153	1,065
Total current liabilities	23,269	18,630
Long-term liabilities:
Commodity derivative instruments	94	232
Interest rate derivative instruments	960	817
Term loan	50,000	50,000
Revolving credit facility	235,000	230,000
Asset retirement obligations	40,558	40,539
Deferred tax liabilities	—	99
Total long-term liabilities	326,612	321,687
Total liabilities	349,881	340,317
Unitholders’ equity:
General partner (22,400 units issued and outstanding as of June 30, 2015 and December 31, 2014)	(9,139)	310
Public common unitholders (19,504,833 units issued and outstanding as of June 30, 2015 and 19,492,291 units issued and outstanding as of December 31, 2014)	162,121	208,273
Affiliated common unitholders (8,569,600 units issued and outstanding as of June 30, 2015 and 4,089,600 units issued and outstanding as of December 31, 2014)	—	4,643
Subordinated unitholders (4,480,000 units issued and outstanding as of December 31, 2014)	—	5,411
Total unitholders’ equity	152,982	218,637
TOTAL LIABILITIES AND UNITHOLDERS’ EQUITY	$502,863	$558,954

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$14,227	$20,354	$26,291	$40,510
Natural gas sales	3,720	7,565	7,986	15,664
Natural gas liquids sales	1,661	2,760	2,832	6,124
Gain (loss) on commodity derivative instruments, net	(8,927)	(13,328)	9,755	(18,950)
Other income	26	40	55	71
Total revenues	10,707	17,391	46,919	43,419

Operating expenses:
Lease operating expense	6,008	6,829	12,780	12,664
Production and ad valorem taxes	1,482	2,248	2,748	4,648
Depletion and depreciation	8,694	8,680	17,574	17,145
Impairment of oil and natural gas properties	256	—	35,962	—
Accretion expense	518	510	1,029	1,013
Loss (gain) on settlement of asset retirement obligations	4	21	68	61
General and administrative expense	12,673	2,699	16,464	5,881
Total operating expenses	29,635	20,987	86,625	41,412

Operating income (loss)	(18,928)	(3,596)	(39,706)	2,007

Other income (expense), net
Interest expense	(3,120)	(2,575)	(5,889)	(5,116)
Gain (loss) on interest rate derivative instruments, net	(322)	(1,128)	(1,673)	(1,422)
Other income (expense), net	(3,442)	(3,703)	(7,562)	(6,538)

Income (loss) before taxes	(22,370)	(7,299)	(47,268)	(4,531)
Income tax (expense) benefit	56	(38)	18	(112)
Net income (loss) available to unitholders	$(22,314)	$(7,337)	$(47,250)	$(4,643)

Computation of net income (loss) per limited partner unit:

General partner’s interest in net income (loss)	$(7,595)	$(7)	$(9,434)	$(4)

Limited partners’ interest in net income (loss)	$(14,719)	$(7,330)	$(37,816)	$(4,639)

Net income (loss) per limited partner unit (basic and diluted)	$(0.52)	$(0.27)	$(1.35)	$(0.17)

Weighted average number of limited partner units outstanding (basic and diluted)	28,074	26,733	28,073	26,539

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statement of Changes in Unitholders’ Equity

(Unaudited)

(in thousands)

		Limited Partners
	General	Public	Affiliated
	Partner	Common	Common	Subordinated	Total
Balance, December 31, 2014	$310	$208,273	$4,643	$5,411	$218,637
Equity offering, net of expenses	—	3	—	—	3
Amortization of equity awards	—	838	—	—	838
Conversion of subordinated units	—	—	3,182	(3,182)	—
Distribution	(15)	(14,201)	(2,801)	(2,229)	(19,246)
Net income (loss)	(9,434)	(32,792)	(5,024)	—	(47,250)
Balance, June 30, 2015	$(9,139)	$162,121	$—	$—	$152,982

See accompanying notes to the unaudited consolidated condensed financial statements.

LRR Energy, L.P.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(47,250)	$(4,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	17,574	17,145
Impairment of oil and natural gas properties	35,962	—
Accretion expense	1,029	1,013
Amortization of equity awards	838	534
Amortization of derivative contracts	243	330
Amortization of deferred financing costs and other	341	208
Loss (gain) on settlement of asset retirement obligations	68	61
Changes in operating assets and liabilities:
Change in receivables	2,465	75
Change in prepaid expenses	483	(209)
Change in derivative assets and liabilities	15,659	20,605
Change in amounts due to/from affiliates	4,241	(5,992)
Change in accrued liabilities and deferred tax liabilities	4,301	2,536
Net cash provided by (used in) operating activities	35,954	31,663

CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(17,376)	(17,094)
Acquisition of oil and natural gas properties	(230)	—
Disposition of oil and natural gas properties	—	65
Net cash provided by (used in) investing activities	(17,606)	(17,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	10,000	20,000
Principal payments on revolving credit facility	(5,000)	(25,000)
Equity offering, net of expenses	3	14,810
Distributions	(19,246)	(25,990)
Net cash provided by (used in) financing activities	(14,243)	(16,180)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,105	(1,546)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,576	4,417

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,681	$2,871

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

Merger with Vanguard Natural Resources, LLC

On April 20, 2015, we entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Vanguard Natural Resources, LLC (“Vanguard”), Lighthouse Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard (“Merger Sub” and together with Vanguard, the “Vanguard Entities”), Lime Rock Management, Fund I, Fund II (together with the Fund I and Lime Rock Management, the “GP Sellers”) and LRE GP, LLC (our “General Partner” and together with the GP Sellers and the Partnership, the “Partnership Entities”). Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Partnership, with the Partnership continuing as the surviving entity and as a wholly owned subsidiary of Vanguard (the “Merger”) and, at the same time, all of the limited liability company interests in our General Partner will be acquired by Vanguard. Based upon the recommendation of the conflicts committee of the board of directors of our General Partner (the “Board”), the Board approved the Merger Agreement on April 20, 2015.

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

The Merger Agreement provides for the payment of a termination fee of approximately $7.3 million (the “Termination Fee”) by the Partnership to Vanguard upon the termination of the Merger Agreement under specified circumstances, including if: (i) (a) prior to our unitholder meeting, a third party proposal has been publicly submitted, publicly proposed or publicly disclosed and has not been withdrawn at the time of such meeting, (b) thereafter, the Merger Agreement is terminated in accordance with its terms under specified circumstances, and (c) prior to the date that is 12 months after the date of the Merger Agreement is terminated, we enter into or consummate any definitive agreement related to a third party proposal; (ii) Vanguard terminates the Merger Agreement due to a Partnership Change in Recommendation; or (iii) we terminate the Merger Agreement to enter into a third party’s “superior proposal.” The Merger Agreement also provides that the non-terminating party may be required to pay the other party’s expenses (up to a maximum of approximately $1.2 million (the “Expenses”)) if either party terminates the Merger Agreement due to a terminable breach by the other party. If the Termination Fee is payable at a time when Vanguard has received or concurrently receives payment from us in respect of Expenses, the Termination Fee will be reduced by the amount of such Expenses received by Vanguard.

The special meeting of unitholders to approve the Merger Agreement is scheduled to occur on September 10, 2015. Our unitholders of record at the close of business on July 24, 2015 will be entitled to receive notice of the special meeting and vote at the special meeting.

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

Basis of presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements in our 2014 Annual Report. While the year-end condensed balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim consolidated condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Recent accounting pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. We adopted ASU No. 2014-08 on January 1, 2015. The adoption of ASU No. 2014-08 did not have a material impact on our consolidated condensed financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a delay in adoption for public entities and ASU No. 2014-09 is effective for annual periods beginning after December 15, 2017.We are still evaluating the impact of our adoption of ASU No. 2014-09.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our financial statement disclosures.

On February 18, 2015, the FASB issued No. ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are still evaluating the impact of our adoption of ASU No. 2015-02.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. The new standard requires entities to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. We do not expect the adoption of ASU No. 2015-03 to have a material impact on our financial statements or disclosures.

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

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Total revenues	$19,770	$48,113
Net income (loss) available to unitholders	(6,049)	(2,052)
Basic and diluted net income (loss) per unit	(0.23)	(0.08)

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

We utilize the most observable inputs available for the valuation technique used. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table describes, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Commodity derivative instruments	$—	$69,246	$—	$69,246
Liabilities:
Commodity derivative instruments	—	877	—	877
Interest rate derivative instruments	—	3,741	—	3,741
December 31, 2014
Assets:
Commodity derivative instruments	$—	$84,464	$—	$84,464
Liabilities:
Commodity derivative instruments	—	788	—	788
Interest rate derivative instruments	—	3,144	—	3,144

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

5.              Property and Equipment

Property and equipment is stated at cost less accumulated depletion, depreciation and impairment and consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Oil and natural gas properties (successful efforts method)	$970,906	$954,819
Unproved properties	1,220	1,235
Other property and equipment	272	272
	972,398	956,326
Accumulated depletion, depreciation and impairment	(559,893)	(506,368)
Total property and equipment, net	$412,505	$449,958

We recorded $8.7 million of depletion and depreciation expense for each of the three months ended June 30, 2015 and 2014. We recorded $17.6 million and $17.1 million of depletion and depreciation expense for the six months ended June 30, 2015 and 2014, respectively.

We perform an impairment analysis of our oil and natural gas properties on a quarterly basis due to the volatility in commodity prices. For the three months ended June 30, 2015, we recorded a total non-cash impairment charge of $0.3 million to impair the value of our proved oil and natural gas properties in the Mid-Continent region. We did not record any impairment charges in the three months ended June 30, 2014. For the six months ended June 30, 2015, we recorded a total non-cash impairment charge of $36.0 million to impair the value of our proved oil and natural gas properties in the Permian Basin, Gulf Coast, and the Mid-Continent regions. This impairment charge reduced the regions’ carrying values to an estimated fair value of $411.3 million as of June 30, 2015. We did not record any impairment charges in the six months ended June 30, 2014.

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

6.              Asset Retirement Obligations

The following is a summary of our asset retirement obligations as of and for the six months ended June 30, 2015 (in thousands):

Beginning of period	$41,604
Acquisitions	13
Revisions to previous estimates	5
Liabilities incurred	106
Liabilities settled	(46)
Accretion expense	1,029
End of period	42,711
Current portion of asset retirement obligations	(2,153)
Asset retirement obligations — non-current	$40,558

7.              Long-Term Debt

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a five-year, $750 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures on October 1, 2019. The Intercreditor Agreement (as described below) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500 million in the aggregate. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base, which was $244 million as of June 30, 2015. Our borrowing base, which is primarily based on the estimated value of our oil, natural gas liquids (“NGL”), and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders at their sole discretion. As of June 30, 2015, we were in compliance with all covenants contained in the Credit Agreement.

In May 2015, we entered into the Fifth Amendment (“Fifth Credit Agreement Amendment”) to our Credit Agreement. The Fifth Credit Agreement Amendment, among other things, (i) increased the interest rate margins applicable to the loans with margins ranging from 2.00% to 3.10% for Eurodollar loans, and from 1.00% to 2.10% for base rate loans, in each case based on utilization of the credit facility, (ii) increased the commitment fee applicable to the unused portion of the borrowing base with amounts ranging from 0.375% to 0.800% based on utilization of the credit facility, (iii) restricted the payments of distributions to $10.6 million through September 30, 2015; however, after October 1, 2015, distributions are subject to a minimum of 15% availability under a conforming borrowing base amount, and (iv) decreased the borrowing base to $245.0 million. Pursuant to the amendment, the borrowing base began to decrease in the amount of $1.0 million per month, beginning in June 2015 and continuing until the next redetermination of the borrowing base in the fall of 2015. The borrowing base of the Credit Agreement will revert to $195.0 million upon the earlier of November 1, 2015 and a termination of the Merger Agreement.

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

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2014 Annual Report. As of June 30, 2015, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement, including during the redetermination of our borrowing base under our Credit Agreement. We were not in compliance with the asset coverage ratio during the borrowing base redetermination in the second quarter of 2015; however, we received a waiver from our lender under the Term Loan Agreement for the asset coverage ratio covenant.

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

In May 2015, we entered into the Fifth Amendment (“Fifth Term Loan Amendment”) to our Term Loan Agreement. The Fifth Term Loan Amendment, among other things, amended the Term Loan Agreement to (i) increase the interest rate margins applicable to the loan with margins for Eurodollar loans and Alternate Base Rate loans increasing to 9.50% and 8.50%, respectfully, after September 30, 2015, and (ii) restrict the payments of distributions to $10.6 million through September 30, 2015; however, after October 1, 2015, distributions are subject to having a minimum of 15% availability under a conforming borrowing base amount.

As of June 30, 2015, we had $285.0 million of outstanding debt and accrued interest was approximately $0.2 million. As of December 31, 2014, we had $280.0 million of outstanding debt and accrued interest was approximately $0.2 million.

Interest expense for the three months ended June 30, 2015 and 2014 was $3.1 million and $2.6 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 was $5.9 million and $5.1 million, respectively. As of June 30, 2015 and December 31, 2014, our weighted average interest rate on our outstanding indebtedness was 5.27% and 3.81%, respectively. Please refer to Note 8 below for a discussion of our interest rate derivative contracts.

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

At June 30, 2015, we had the following open commodity derivative contracts:

	Index	2015	2016	2017	2018
Natural gas positions
Price swaps (MMBtu)	NYMEX-HH	2,688,648	5,433,888	5,045,760	3,452,172
Weighted average price		$5.75	$4.29	$4.61	$4.05

Basis swaps (MMBtu)	(1)	2,601,807	2,877,047	—	—
Weighted average price		$(0.1666)	$(0.1115)	$—	$—

Oil positions
Price swaps (Bbl)	NYMEX-WTI	360,683	610,131	473,698	562,524
Weighted average price		$93.42	$87.27	$84.34	$82.26

Basis swaps (Bbl)	Argus-	187,000	364,800	—	—
Weighted average price	Midland-Cushing	$(3.2500)	$(1.0500)	$—	$—

NGL positions
Price swaps (Bbl)	Mont Belvieu	112,877	—	—	—
Weighted average price		$34.45	$—	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At December 31, 2014, we had the following open commodity derivative contracts:

	Index	2015	2016	2017	2018
Natural gas positions
Price swaps (MMBtu)	NYMEX-HH	5,500,236	5,433,888	5,045,760	2,374,800
Weighted average price		$5.72	$4.29	$4.61	$4.28

Basis swaps (MMBtu)	(1)	5,326,559	2,877,047	—	—
Weighted average price		$(0.1661)	$(0.1115)	$—	$—

Oil positions
Price swaps (Bbl)	NYMEX-WTI	757,321	610,131	473,698	562,524
Weighted average price		$93.16	$87.27	$84.34	$82.26

Basis swaps (Bbl)	Argus-	397,035	—	—	—
Weighted average price	Midland-Cushing	$(3.4087)	$—	$—	$—

NGL positions
Price swaps (Bbl)	Mont Belvieu	236,149	—	—	—
Weighted average price		$34.46	$—	$—	$—

(1)         Our natural gas basis swaps are traded on the following indices: Centerpoint East, Houston Ship Channel, WAHA and TEXOK.

At June 30, 2015, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

At December 31, 2014, we had the following interest rate swap derivative contracts (in thousands):

		Notional
Effective	Maturity	Amount	Average %	Index
February 2012	February 2015	$150,000	0.51750%	LIBOR
February 2015	February 2017	75,000	1.72500%	LIBOR
February 2015	February 2017	75,000	1.72750%	LIBOR
June 2012	June 2015	70,000	0.52375%	LIBOR
June 2015	June 2017	70,000	1.42750%	LIBOR

Effect of Derivative Instruments — Balance Sheet

The fair value of our commodity and interest rate derivative instruments is included in the tables below (in thousands):

	As of June 30, 2015
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$—	$2,781	$960
Gross fair value	—	—	2,781	960
Netting arrangements	—	—	—	—
Net recorded fair value	$—	$—	$2,781	$960

Sale of natural gas production
Price swaps	$10,753	$11,022	$—	$—
Basis swaps	—	—	184	89
Sale of crude oil production
Price swaps	19,662	26,137	—	—
Basis swaps	—	7	599	12
Sale of NGLs
Price swaps	1,672	—	—	—
Gross fair value	32,087	37,166	783	101
Netting arrangements	—	(7)	—	(7)
Net recorded fair value	$32,087	$37,159	$783	$94

	As of December 31, 2014
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities
Interest rate
Swaps	$—	$—	$2,327	$817
Gross fair value	—	—	2,327	817
Netting arrangements	—	—	—	—
Net recorded fair value	$—	$—	$2,327	$817

Sale of natural gas production
Price swaps	$14,732	$9,170	$—	$—
Basis swaps	1	—	286	232
Sale of crude oil production
Price swaps	27,544	29,370	—	—
Basis swaps	—	—	271	—
Sale of NGLs
Price swaps	3,648	—	—	—
Gross fair value	45,925	38,540	557	232
Netting arrangements	(1)	—	(1)	—
Net recorded fair value	$45,924	$38,540	$556	$232

Effect of Derivative Instruments — Statements of Operations

The net gain (loss) amounts and classification related to derivative instruments for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commodity derivatives (revenue)	$(8,927)	$(13,328)	$9,755	$(18,950)
Interest rate derivatives (other income (expense), net)	(322)	(1,128)	(1,673)	(1,422)

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

9.              Related Parties

Ownership in Our General Partner by Lime Rock Management and its Affiliates

As of June 30, 2015, Lime Rock Management, an affiliate of Fund I, owned all of the Class A member interests in our general partner, Fund I owned all of the Class B member interests in our general partner and Fund II owned all of the Class C member interests in our general partner. In addition, Fund I owned an aggregate of approximately 30.5% of our outstanding common units, representing their limited partner interest in us. As of June 30, 2015, our general partner owned an approximate 0.1% general partner interest in us, represented by 22,400 general partner units, and all of our incentive distribution rights.

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

Contracts with our General Partner and its Affiliates

As more fully described in our 2014 Annual Report, we have entered into agreements with our general partner and its affiliates. For each of the three months ended June 30, 2015 and 2014, we paid Lime Rock Management approximately $0.4 million either directly or indirectly related to these agreements. For the six months ended June 30, 2015 and 2014, we paid Lime Rock Management approximately $0.8 million and $0.6 million either directly or indirectly related to these agreements, respectively.

In connection with the management of our business, Lime Rock Resources Operating Company, Inc. (“ServCo”), an affiliate of our general partner, provides services for invoicing and processing of payments to our vendors. Periodically, ServCo remits cash to us for the net working capital received on our behalf. Changes in the affiliates (payable)/receivable balances during the six months ended June 30, 2015 are included below (in thousands):

		Lime Rock
	ServCo	Resources	Total

Balance as of December 31, 2014	$5,436	$261	$5,697
Expenditures	(90,596)	(263)	(90,859)
Cash paid for expenditures	93,084	—	93,084
Revenues and other	(6,468)	2	(6,466)
Balance as of June 30, 2015	$1,456	$—	$1,456 `

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our unitholders and our general partner pro rata. As of June 30, 2015, our general partner and its affiliates held 8,569,600 of our common units and 22,400 general partner units. During the six months ended June 30, 2015 and 2014, we paid cash distributions of $19.2 million and $26.0 million, respectively, to all unitholders as of the respective record dates.

We announced our second quarter 2015 distribution on July 17, 2015 as discussed in Note 15.

10.       Unitholders’ Equity

At-the-Market Offering Program

On February 4, 2014, we launched an “at-the-market” offering program (the “ATM Program”) with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million, subject to limitations as described in the Merger Agreement (described in Note 1). Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act of 1933, as amended, (the “Securities Act”), including, without limitation, sales made directly on the New York Stock Exchange, or any other existing trading market for our common units or to or through a market maker.

Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. During the six months ended June 30, 2015, we did not sell common units under the ATM Program.

Units Outstanding

As of June 30, 2015, we had 28,074,433 common units and 22,400 general partner units outstanding. As of June 30, 2015, Fund I owned 8,569,600 common units, representing a 30.5% limited partner interest in us.

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

11.       Net  Income (Loss) Per Limited Partner Unit

The following sets forth the calculation of net income (loss) per limited partner unit for the following periods (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) available to unitholders	$(22,314)	$(7,337)	$(47,250)	$(4,643)
Less: General partner’s interest in net (income) loss	7,595	7	9,434	4
Limited partners’ interest in net income (loss)	$(14,719)	$(7,330)	$(37,816)	$(4,639)

Weighted average limited partner units outstanding:
Common units	28,074	21,121	26,984	20,376
Subordinated units	—	5,612	1,089	6,163
Total	28,074	26,733	28,073	26,539

Net income (loss) per limited partner unit (basic and diluted)	$(0.52)	$(0.27)	$(1.35)	$(0.17)

Our subordinated units and restricted unit awards are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and accordingly, are included in basic computation as such. Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the common unitholders, after deducting our general partner’s interest in net income (loss), by the weighted average number of common units and subordinated units outstanding as of June 30, 2015 and 2014. The aggregate number of common units outstanding was 28,074,433, as of June 30, 2015. We did not have any subordinated units outstanding as of June 30, 2015. The aggregate number of common units and subordinated units outstanding was 22,674,390 and 4,480,000, respectively, as of June 30, 2014.

12.       Equity-Based Compensation

On November 10, 2011, our General Partner adopted a long-term incentive plan (“2011 LTIP”) for employees, consultants and directors of our General Partner and its affiliates, including Lime Rock Management and ServCo, who perform services for us. The 2011 LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. The 2011 LTIP initially limits the number of units that may be delivered pursuant to vested awards to 1,500,000 common units. As of June 30, 2015, there were 1,025,013 units available for issuance under the 2011 LTIP. The 2011 LTIP is currently administered by our General Partner’s board of directors or a committee thereof.

The fair value of restricted units is determined based on the fair market value of the units on the date of grant. The outstanding restricted units vest in equal amounts (subject to rounding) over a three-year period following the date of grant and are entitled to receive quarterly distributions during the vesting period.

A summary of the status of the non-vested restricted units as of June 30, 2015 is presented below:

	Number of	Weighted Average
	Non-vested	Grant-date
	Restricted Units	Fair Value
Non-vested restricted units at December 31, 2014	361,957	$9.38
Granted	12,542	5.98
Vested	(32,066)	12.53
Forfeited	—	—
Non-vested restricted units at June 30, 2015	342,433	8.96

As of June 30, 2015, there was approximately $2.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 2.1 years. There were 132,554 vested restricted units as of June 30, 2015. At the close of the Merger, all unvested restricted units will vest immediately.

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

14.       Commitments and Contingencies

Litigation

The following class action lawsuits (the “Lawsuits”) were filed in connection with the merger by purported LRR Energy, L.P. unitholders against us, our General Partner, our Board, Vanguard, Merger Sub and the other parties to the Merger Agreement (the ‘‘Defendants’’):

•                  Barry Miller v. LRR Energy, L.P. et al., Case No. 11087-VCG, filed in the Court of Chancery of the State of Delaware on June 3, 2015 (“Miller Lawsuit”)

•                  Christopher Tiberio v. LRR Energy, L.P. et al., Cause No. 2015-39864, filed in the 334th Judicial District Court of Harris County, Texas on July 10, 2015 (“Tiberio Lawsuit”)

•                  Eddie Hammond v. LRR Energy, L.P. et al., Cause No. 2015-40154, filed in the 295th Judicial District Court of Harris County, Texas on July 13, 2015 (“Hammond Lawsuit”)

•                  Ronald Krieger v. LRR Energy, L.P. et al., Civil Action No. 4:15-cv-2017, filed in the United States District Court for the Southern District of Texas on July 14, 2015 (“Krieger Lawsuit”)

On July 17, 2015, the Krieger Lawsuit was voluntarily dismissed without prejudice. On July 23, 2015, the Miller Lawsuit was also voluntarily dismissed without prejudice. On July 28, 2015, the Tiberio Lawsuit and the Hammond Lawsuit were both nonsuited without prejudice.

Prior to their dismissals, the Lawsuits alleged that the merger (a) provided inadequate consideration to our unitholders and alleged that we and our Board breached certain fiduciary duties to the common unitholders by accepting such inadequate consideration and (b) contained contractual terms that would dissuade other potential merger partners from making alternative proposals for us, including, but not limited to, the requirement that certain of our unitholders enter into a voting and support agreement, adoption of an allegedly unreasonable no solicitation clause, the notice provisions, and allowing our Board to withdraw its favorable recommendation only under extremely limited circumstances.

Prior to their dismissals, the Tiberio, Hammond, and Krieger Lawsuits also allege that the Vanguard Form S-4 Registration Statement filed with the SEC on June 16, 2015 failed to make all material disclosures and contained materially misleading statements about the merger in violation of Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9.

The Lawsuits sought to be certified as class actions, and asked that the court, among other relief, enjoin the merger, or rescind the merger in the event it was consummated, and award damages, attorneys’ fees and costs. We and the other Defendants believed the Lawsuits were without merit, denied the allegations in their entirety and requested voluntary dismissal from each of the plaintiffs. They were each dismissed. Therefore, neither we nor our General Partner is currently a party to any material legal proceedings.

15.       Subsequent Events

Unit Distribution

On July 17, 2015, we announced that the Board declared a cash distribution for the second quarter of 2015 of $0.1875 per outstanding unit, or $0.75 on an annualized basis. The distribution will be paid on August 14, 2015 to all unitholders of record as of the close of business on July 31, 2015. The aggregate amount of the distribution will be $5.3 million.

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

All statements, other than statements of historical fact, are forward-looking statements. These forward-looking statements can be identified by their use of terms and phrases such as “may,” “predict,” “pursue,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “target,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

On April 20, 2015, we and Vanguard Natural Resources, LLC (“Vanguard”) announced the signing of a Purchase Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a subsidiary of Vanguard will merge into the Partnership, and at the same time, Vanguard will acquire LRE GP, LLC (our “General Partner”). As a result of the transaction, we and our General Partner will become wholly owned subsidiaries of Vanguard.  The transaction, which has been approved by the boards of directors of both companies, including the Conflicts Committee of our General Partner’s board of directors, is expected to be a tax-free unit-for-unit transaction with an exchange ratio of 0.550 Vanguard common units for each of our common units issued and outstanding immediately prior to the effective time of the merger.  In addition, Vanguard will acquire all of the limited liability company interests in our General Partner in exchange for 12,320 Vanguard common units. The special meeting of unitholders to approve the Merger Agreement is scheduled to occur on September 10, 2015. Our unitholders of record at the close of business on July 24, 2015 will be entitled to receive notice of the special meeting and vote at the special meeting. We expect the transaction to close in the third quarter of 2015.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
Oil sales	$14,227	$20,354	$26,291	$40,510
Natural gas sales	3,720	7,565	7,986	15,664
Natural gas liquids sales	1,661	2,760	2,832	6,124
Gain (loss) on commodity derivative instruments, net	(8,927)	(13,328)	9,755	(18,950)
Other income	26	40	55	71
Total revenues	10,707	17,391	46,919	43,419

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses (in thousands):
Lease operating expense	6,008	6,829	12,780	12,664
Production and ad valorem taxes	1,482	2,248	2,748	4,648
Depletion and depreciation	8,694	8,680	17,574	17,145
Impairment of oil and natural gas properties	256	—	35,962	—
General and administrative expense	12,673	2,699	16,464	5,881
Interest expense	3,120	2,575	5,889	5,116
Loss (gain) on interest rate derivative instruments, net	322	1,128	1,673	1,422

Production:
Oil (MBbls)	270	216	545	434
Natural gas (MMcf)	1,470	1,666	2,988	3,288
NGLs (MBbls)	99	90	189	175
Total (MBoe)	614	584	1,232	1,157
Average net production (Boe/d)	6,747	6,418	6,807	6,392

Average sales price:
Oil (per Bbl):
Sales price	$52.69	$94.23	$48.24	$93.34
Effect of settled commodity derivative instruments	23.74	(3.50)	27.77	(2.14)
Realized sales price	$76.43	$90.73	$76.01	$91.20
Natural gas (per Mcf):
Sales price	$2.53	$4.54	$2.67	$4.76
Effect of settled commodity derivative instruments	2.77	0.71	2.61	0.62
Realized sales price	$5.30	$5.25	$5.28	$5.38
NGLs (per Bbl):
Sales price	$16.78	$30.67	$14.98	$34.99
Effect of settled commodity derivative instruments	9.41	(1.81)	9.94	(2.77)
Realized sales price	$26.19	$28.86	$24.92	$32.22

Average unit cost per Boe:
Lease operating expenses	$9.79	$11.70	$10.37	$10.95
Production and ad valorem taxes	2.41	3.85	2.23	4.02
Depletion and depreciation	14.16	14.87	14.26	14.82
General and administrative expenses	20.64	4.62	13.36	5.08

Our Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

We recorded net loss of $22.3 million for the three months ended June 30, 2015 compared to net loss of $7.3 million for the three months ended June 30, 2014, primarily related to decreased revenues due to lower commodity prices as well as increased general and administrative expenses incurred due to the transaction costs associated with the merger with Vanguard. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the three months ended June 30, 2014 and June 30, 2015 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$30,679
Increase (decrease)
Price realization
Oil	(8,973)
Natural gas	(3,348)
NGLs	(1,250)
Sales volumes
Oil	2,845
Natural gas	(496)
NGLs	151
Oil, natural gas and NGL revenues-current period	$19,608

Sales revenues decreased from $30.7 million for the three months ended June 30, 2014 to $19.6 million for the three months ended June 30, 2015, primarily due to lower commodity price realizations offset by higher oil and NGL sales volumes. Sales revenues for the three months ended June 30, 2015 consisted of oil sales of $14.2 million, natural gas sales of $3.7 million and NGL sales of $1.7 million. Sales revenues for the three months ended June 30, 2014 consisted of oil sales of $20.3 million, natural gas sales of $7.6 million and NGL sales of $2.8 million.

Our production volumes for the three months ended June 30, 2015 included 369 MBbls of oil and NGLs and 1,470 MMcf of natural gas, or 4,055 Bbl/d of oil and NGLs and 16,154 Mcf/d of natural gas. On an equivalent basis, production for the period was 614 MBoe, or 6,747 Boe/d. Our production volumes for the three months ended June 30, 2014 included 306 MBbls of oil and NGLs and 1,666 MMcf of natural gas, or 3,363 Bbl/d of oil and NGLs and 18,308 Mcf/d of natural gas. On an equivalent basis, production for the period was 584 MBoe, or 6,418 Boe/d. Oil production for the three months ended June 30, 2015 increased primarily due to the October 2014 Acquisition of the Stroud field and the continued positive drilling results at the Red Lake field.

Our average sales price per Bbl for oil and NGLs for the three months ended June 30, 2015, excluding the effect of commodity derivative contracts, was $52.69 and $16.78, respectively. Our average sales price per Mcf of natural gas for the three months ended June 30, 2015, excluding the effect of commodity derivative contracts, was $2.53. Our average sales price per Bbl for oil and NGLs for the three months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $94.23 and $30.67, respectively. Our average sales price per Mcf of natural gas for the three months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $4.54.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net loss from our commodity hedging program for the three months ended June 30, 2015 of approximately $8.9 million, which is comprised of positive net cash settlements and amortization of purchases of approximately $11.4 million and decreases in the fair value of derivatives of approximately $20.3 million. For the three months ended June 30, 2014, we recorded a net loss from our commodity hedging program of $13.3 million, which was comprised of positive net cash settlements and amortization of purchases of approximately $0.3 million and declines in the fair value of derivatives of approximately $13.6 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were approximately $6.0 million, or $9.79 per Boe, for the three months ended June 30, 2015 compared to approximately $6.8 million, or $11.70 per Boe, for the three months ended June 30, 2014. The primary driver of the decreased lease operating expenses was as a result of lower workover expenses and salt water disposal costs.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were approximately $1.5 million, or $2.41 per Boe, for the three months ended June 30, 2015 compared to approximately $2.2 million, or $3.85 per Boe, for the three months ended June 30, 2014. Production taxes accounted for approximately $1.4 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended June 30, 2015. Production taxes accounted for approximately $2.1 million and ad valorem taxes for $0.1 million of the total taxes recorded during the three months ended June 30, 2014. Production taxes for the three months ended June 30, 2015 declined from the same period in 2014 primarily due to lower commodity price realizations and the lower net taxable value associated with the production taxes.

Depletion and Depreciation.  Our depletion and depreciation expense was $8.7 million, or $14.16 per Boe, for the three months ended June 30, 2015 compared to $8.7 million, or $14.87 per Boe, for the three months ended June 30, 2014.

Impairment of Oil and Natural Gas Properties.  For the three months ended June 30, 2015, we recorded a total non-cash impairment charge of $0.3 million to impair the value of our proved oil and natural gas properties in the Mid-Continent region. We did not record an impairment charge in the three months ended June 30, 2014. If future oil or natural gas prices or reserves decline further, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of July 31, 2015, the NYMEX-WTI oil spot price was $47.12 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.77 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were approximately $12.7 million, or $20.64 per Boe, for the three months ended June 30, 2015 compared to approximately $2.7 million, or $4.62 per Boe, for the three months ended June 30, 2014. The increase in general and administrative expense is primarily related to expenses associated with legal and consulting fees and severance payments relating to the merger with Vanguard of $8.9 million.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was approximately $3.1 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense is primarily related to a higher debt balances in 2015.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was approximately $0.3 million for the three months ended June 30, 2015, including $0.7 million in negative cash settlements and $0.4 million in increases in fair value of the derivatives. Loss on interest rate derivative contracts, net, was approximately $1.1 million for the three months ended June 30, 2014, including $0.2 million in negative cash settlements and $0.9 million in declines in fair value of the derivatives.

Our Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

We recorded a net loss of $47.3 million for the six months ended June 30, 2015 compared to a net loss of $4.6 million for the six months ended June 30, 2014, primarily related to the impairment charge of $36.0 million and increased general and administrative expenses incurred due to the transaction costs associated with the merger with Vanguard offset by higher total revenues. The following discussion summarizes key components of the changes between periods.

Sales Revenues.  A summary of increases (decreases) in our oil, natural gas and NGL revenues between the six months ended June 30, 2014 and June 30, 2015 follows (in thousands):

Oil, natural gas and NGL revenues-prior period	$62,298
Increase (decrease)
Price realization
Oil	(19,573)
Natural gas	(6,878)
NGLs	(3,502)
Sales volumes
Oil	5,355
Natural gas	(801)
NGLs	210
Oil, natural gas and NGL revenues-current period	$37,109

Sales revenues decreased from $62.3 million for the six months ended June 30, 2014 to $37.1 million for the six months ended June 30, 2015, primarily due to lower commodity price realizations offset by higher oil and NGL sales volumes. Sales revenues for the six months ended June 30, 2015 consisted of oil sales of $26.3 million, natural gas sales of $8.0 million and NGL sales of $2.8 million. Sales revenues for the six months ended June 30, 2014 consisted of oil sales of $40.5 million, natural gas sales of $15.7 million and NGL sales of $6.1 million.

Our production volumes for the six months ended June 30, 2015 included 734 MBbls of oil and NGLs and 2,988 MMcf of natural gas, or 4,055 Bbl/d of oil and NGLs and 16,508 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,232 MBoe, or 6,807 Boe/d. Our production volumes for the six months ended June 30, 2014 included 609 MBbls of oil and NGLs and 3,288 MMcf of natural gas, or 3,365 Bbl/d of oil and NGLs and 18,166 Mcf/d of natural gas. On an equivalent basis, production for the period was 1,157 MBoe, or 6,392 Boe/d. Oil production for the six months ended June 30, 2015 increased primarily due to the October 2014 Acquisition of the Stroud field and the continued positive drilling results at the Red Lake field.

Our average sales price per Bbl for oil and NGLs for the six months ended June 30, 2015, excluding the effect of commodity derivative contracts, was $48.24 and $14.98, respectively. Our average sales price per Mcf of natural gas for the six months ended June 30, 2015, excluding the effect of commodity derivative contracts, was $2.67. Our average sales price per Bbl for oil and NGLs for the six months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $93.34 and $34.99, respectively. Our average sales price per Mcf of natural gas for the six months ended June 30, 2014, excluding the effect of commodity derivative contracts, was $4.76.

Effects of Commodity Derivative Contracts.  Due to changes in oil and natural gas prices, we recorded a net gain from our commodity hedging program for the six months ended June 30, 2015 of $9.8 million, which was comprised of positive net cash settlements and amortization of purchases of approximately $24.8 million and declines in the fair value of derivatives of approximately $15.0 million. For the six months ended June 30, 2014, we recorded a net loss from our commodity hedging program of $18.9 million, which was comprised of positive net cash settlements and amortization of purchases of approximately $0.6 million and declines in the fair value of derivatives of approximately $19.5 million. Volatility in commodity prices has had a significant impact on our gains and losses on commodity derivative contracts.

Lease Operating Expense.  Our lease operating expenses were $12.8 million, or $10.37 per Boe, for the six months ended June 30, 2015 compared to $12.7 million, or $10.95 per Boe, for the six months ended June 30, 2014.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes were $2.7 million, or $2.23 per Boe, for the six months ended June 30, 2015 compared to $4.6 million, or $4.02 per Boe, for the six months ended June 30, 2014. Production taxes accounted for approximately $2.5 million and ad valorem taxes for $0.2 million of the total taxes recorded during the six months ended June 30, 2015. Production taxes accounted for approximately $4.3 million and ad valorem taxes for $0.3 million of the total taxes recorded during the six months ended June 30, 2014. Production taxes for the six months ended June 30, 2015 declined from the same period in 2014 primarily due to lower commodity price realizations and the lower net taxable value associated with the production taxes.

Depletion and Depreciation.  Our depletion and depreciation expense was $17.6 million, or $14.26 per Boe, for the six months ended June 30, 2015 compared to $17.1 million, or $14.82 per Boe, for the six months ended June 30, 2014.

Impairment of Oil and Natural Gas Properties.  For the six months ended June 30, 2015, we recorded a total non-cash impairment charge of $36.0 million to impair the value of our proved oil and natural gas properties in the Permian Basin, Gulf Coast, and the Mid-Continent regions. We did not record an impairment charge in the six months ended June 30, 2014. If future oil or natural gas prices or reserves decline further, the estimated undiscounted future cash flows for our oil and natural gas properties may not exceed the net capitalized costs for such properties and a non-cash impairment charge may be required to be recognized in future periods. As of July 31, 2015, the NYMEX-WTI oil spot price was $47.12 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.77 per MMBtu.

General and Administrative Expenses.  Our general and administrative expenses were $16.5 million, or $13.36 per Boe, for the six months ended June 30, 2015 compared to $5.9 million, or $5.08 per Boe, for the six months ended June 30, 2014. The increase in general and administrative expense is primarily related to expenses associated with legal and consulting fees and severance payments relating to the merger with Vanguard of $9.1 million.

Interest Expense.  Our interest expense is comprised of interest on our credit facility and term loan and amortization of debt issuance costs. Interest expense was $5.9 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense is primarily related to higher debt balances during 2015.

Effects of Interest Rate Derivatives. Loss on interest rate derivative contracts, net, was $1.7 million for the six months ended June 30, 2015, including $1.1 million in negative cash settlements and $0.6 million in declines in fair value of the derivatives. Loss on interest rate derivative contracts, net, was $1.4 million for the six months ended June 30, 2014, including $0.4 million in negative cash settlements and $1.0 million in declines in fair value of the derivatives.

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

Our Adjusted EBITDA for the three months ended June 30, 2015 and 2014 was $20.5 million and $19.6 million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2015 and 2014 was $40.2 million and $40.7 million, respectively.

Our Distributable Cash Flow for the three months ended June 30, 2015 and 2014 was $12.0 million and $11.8 million, respectively. Our Distributable Cash Flow for the six months ended June 30, 2015 and 2014 was $23.9 million and $25.2 million, respectively.

Reconciliation of Adjusted EBITDA and Distributable Cash Flow to Net Income

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income, our most directly comparable GAAP financial performance measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Net income (loss)	$(22,314)	$(7,337)	$(47,250)	$(4,643)
Income tax expense (benefit)	(56)	38	(18)	112
Interest expense-net, including loss (gain) on interest rate derivative instruments, net	3,442	3,703	7,562	6,538
Depletion and depreciation	8,694	8,680	17,574	17,145
Accretion of asset retirement obligations	518	510	1,029	1,013
Amortization of equity awards	493	249	838	534
Loss (gain) on settlement of asset retirement obligations	4	21	68	61
Loss (gain) on commodity derivative instruments, net	8,927	13,328	(9,755)	18,950
Commodity derivative instrument net cash settlements	11,542	444	25,061	967
Impairment of oil and natural gas properties	256	—	35,962	—
Other non-recurring items(1)	8,948	—	9,098	—
Adjusted EBITDA	$20,454	$19,636	$40,169	$40,677

Adjusted EBITDA	20,454	19,636	40,169	40,677
Cash income tax expense	(47)	(44)	(85)	(88)
Cash interest expense	(3,695)	(2,757)	(6,638)	(5,401)
Estimated maintenance capital (2)	(4,750)	(5,000)	(9,500)	(10,000)
Distributable cash flow	$11,962	$11,835	$23,946	$25,188

(1)         Includes one-time costs associated with the merger with Vanguard including consulting and legal fees and severance payments.

(2)         Estimated maintenance capital expenditures as defined by our partnership agreement represents our estimate of the amount of capital required on average per year to maintain our production over the long term.

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

In February 2014, we launched the ATM Program with MLV & Co. LLC (“MLV”) as sales agent. We may sell from time to time through MLV our common units representing limited partner interests having an aggregate offering amount of up to $75.0 million, subject to limitations as described in the Merger Agreement. Our second lien term loan requires that 50% of the net cash proceeds from any equity offering be used to repay borrowings outstanding under the term loan. Any sales of common units under the ATM Program may be made by any method permitted by law deemed to be an “at-the-market offering” defined by Rule 415 of the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our common units or to or through a market maker. During the six months ended June 30, 2015, we did not sell common units under the ATM Program.

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

Based on the number of common units and general partner units outstanding as of July 31, 2015, quarterly distributions to all of our unitholders at our current quarterly distribution rate would total $5.3 million. The Merger Agreement prohibits an increase in the distribution from the current quarterly rate.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions at June 30, 2015, which cover 80% of our estimated production from total proved developed producing reserves, we anticipate that our cash on hand and cash flow from operations will provide us sufficient working capital to fund our total planned 2015 capital expenditures and cash distributions.

We expect to spend $19.0 million in total capital expenditures in 2015. Our 2015 budget consists entirely of maintenance capital expenditures. We may further reduce our capital expenditure budget as we continue to monitor commodity prices and liquidity.

Credit Agreement

We, as guarantor, and our wholly owned subsidiary, OLLC, as borrower, are parties to a five-year, $750 million senior secured revolving credit facility, as amended (the “Credit Agreement”), that matures on October 1, 2019. The Intercreditor Agreement (as described below under Term Loan Agreement) limits the amount of indebtedness outstanding at any time under the Credit Agreement (including undrawn amounts under letters of credit) to an amount not to exceed $500.0 million in the aggregate. The Credit Agreement is reserve-based and we are permitted to borrow under our credit facility an amount up to the borrowing base. Our borrowing base, which is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts, is subject to redetermination semi-annually by our lenders and once during the interim periods at their sole discretion.

In the second quarter of 2015, primarily as a result of significantly lower commodity prices, our borrowing base was reduced to $245.0 million under an amendment to our Credit Agreement. The amendment is discussed in Note 7. Pursuant to the amendment, the borrowing base will decrease by $1.0 million per month beginning in June 2015 and continuing until the next borrowing base redetermination in November 2015. As of June 30, 2015, our borrowing base was $244 million.

If we fail to perform our obligations under the covenants described in our 2014 Annual Report, the revolving credit commitments could be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2015, we were in compliance with our covenants contained in the Credit Agreement.

At June 30, 2015, we had $235.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of $9.0 million. As of July 31, 2015, we had approximately $235.0 million of outstanding borrowings under our Credit Agreement and available borrowing capacity of approximately $8.0 million.

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

The Term Loan Agreement contains various covenants and restrictive provisions as described in our 2014 Annual Report. As of June 30, 2015, we were in compliance with the leverage and current ratios contained in our Term Loan Agreement. We are required to test the asset coverage ratio at specified intervals as described in the Term Loan Agreement, including during the redetermination of our borrowing base under our Credit Agreement. We were not in compliance with the asset coverage ratio during the borrowing base redetermination in the second quarter of 2015; however, we received a waiver from our lender in the Term Loan Agreement for the asset coverage ratio covenant. We entered into an amendment to our Term Loan Agreement as discussed in Note 7.

At June 30, 2015, we had $50.0 million of outstanding borrowings under our Term Loan Agreement and no available borrowing capacity.

Commodity Derivative Contracts

The following table summarizes, for the periods presented, the weighted average price and notional volumes of our oil, NGL and natural gas swaps in place as of June 30, 2015. The weighted average price is based on the swap price for oil, NGL and natural gas swaps. We use swaps as a mechanism for managing commodity price risks whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into the hedge agreements, we mitigate the effect on our cash flows of changes in the prices we receive for our oil, NGL and natural gas production.

	Oil		NGL		Natural Gas
	(NYMEX-WTI)		(Mount Belvieu)		(NYMEX-Henry Hub)
	Weighted Average		Weighted Average		Weighted Average
Term	$/Bbl	Bbls/d	$/Bbl	Bbls/d	$/MMBtu	MMBtu/d
2015	$93.42	1,960	$34.45	613	$5.75	14,612
2016	$87.27	1,672	$—	—	$4.29	14,887
2017	$84.34	1,298	$—	—	$4.61	13,824
2018	$82.26	1,541	$—	—	$4.05	9,458

The following table summarizes, for the periods presented, our natural gas basis swaps in place as of June 30, 2015. These contracts are designed to effectively fix a price differential between the NYMEX-Henry Hub price and the index price at which the physical natural gas is sold.

	Centerpoint East		Houston Ship Channel		WAHA		TEXOK
Term	$/MMBtu	MMBtu/d	$/MMBtu	MMBtu/d	$/MMBtu	MMBtu/d	$/MMBtu	MMBtu/d

2015	$(0.2294)	5,771	$(0.0967)	2,911	$(0.1382)	4,636	$(0.1343)	822
2016	$—	—	$(0.0810)	2,691	$(0.1326)	4,408	$(0.0975)	784

The following table summarizes, for the period presented, our oil basis swaps in place as of June 30, 2015. These contracts are designed to effectively fix a price differential between the NYMEX-WTI price and the index price at which the physical oil is sold.

	Midland-Cushing
Term	$/Bbl	Bbl/d

2015	$(3.2500)	1,016
2016	$(1.0500)	999

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014

Net cash provided by (used in):
Operating activities	$35,954	$31,663
Investing activities	(17,606)	(17,029)
Financing activities	(14,243)	(16,180)

Operating Activities.

Net cash provided by operating activities was $36.0 million and $31.7 million for the six months ended June 30, 2015 and 2014, respectively. Revenues fluctuate due to the volatility of commodity prices, and therefore our cash provided by operating activities is impacted by the prices received for oil and natural gas sales, as well as levels of production volumes and operating expenses.

Our working capital totaled $27.9 million and $49.5 million at June 30, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $7.7 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively.

Investing Activities.

Net cash used in investing activities was $17.6 million for the six months ended June 30, 2015, which primarily represented $17.4 million of additions to our property and equipment balances and $0.2 million related to post closing adjustments for the October 2014 acquisition of oil and gas natural properties. Net cash used in investing activities was $17.0 million for the six months ended June 30, 2014, which primarily represented additions to our property and equipment balances during the period.

Financing Activities.

Cash flows used in financing activities was $14.2 million for the six months ended June 30, 2015, and consisted of net borrowings under our revolving credit facility of approximately $5.0 million and distributions to unitholders of $19.2 million.

Cash flows used in financing activities was $16.2 million for the six months ended June 30, 2014, and consisted of net proceeds received from an equity offering of $14.8 million offset by distributions to unitholders of $26.0 million and net repayments on the Credit Agreement of $5.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer, with the participation of management, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 other than noted below.

Lawsuits have been filed challenging the merger and additional lawsuits may be filed in the future. Any injunctive relief, rescission, damages, or other adverse judgment could prevent the merger from occurring or could have a material adverse effect on us.

Alleged LRR Energy, L.P. unitholders have filed lawsuits challenging the merger against us, our General Partner, the Board, Vanguard, Merger Sub and the other parties to the merger agreement. Although each of these lawsuits has been dismissed or nonsuited, additional lawsuits challenging the merger may be filed in the future. For more information on these lawsuits, see Item 1. Legal Proceedings above.

One of the conditions to the completion of the merger is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the merger agreement. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. An adverse judgment for rescission or for monetary damages could have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

2.1

Purchase Agreement and Plan of Merger, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lighthouse Merger Sub, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P., Lime Rock Resources II-C, L.P., LRR Energy, L.P. and LRE GP, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

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

4.1

Registration Rights Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

4.2

Amended and Restated Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 26, 2015).

10.1

Voting and Support Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRR Energy, L.P., LRE GP, LLC, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

10.2

Fifth Amendment dated as of May 4, 2015 to Second Lien Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 6, 2015).

10.3

Fifth Amendment dated as of May 4, 2015 to Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as borrower, LRR Energy, L.P., as parent guarantor, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 6, 2015).

10.4

Amended and Restated Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRR Energy, L.P., LRE GP, LLC, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 26, 2015).

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

LRR Energy, L.P.

	By:	LRE GP, LLC,
its General Partner

Date: August 4, 2015	By:	/s/ Eric Mullins
Eric Mullins
Co-Chief Executive Officer

Date: August 4, 2015

	By:	/s/ Jaime R. Casas
Jaime R. Casas
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase Agreement and Plan of Merger, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lighthouse Merger Sub, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P., Lime Rock Resources II-C, L.P., LRR Energy, L.P. and LRE GP, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

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

4.1

Registration Rights Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

4.2

Amended and Restated Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 26, 2015).

10.1

Voting and Support Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRR Energy, L.P., LRE GP, LLC, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on April 22, 2015).

10.2

Fifth Amendment dated as of May 4, 2015 to Second Lien Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as Borrower, LRR Energy, L.P., as Parent Guarantor, the lenders from time to time party thereto and Wells Fargo Energy Capital, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 6, 2015).

10.3

Fifth Amendment dated as of May 4, 2015 to Credit Agreement dated as of July 22, 2011, among LRE Operating, LLC, as borrower, LRR Energy, L.P., as parent guarantor, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent

(incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 6, 2015).

10.4

Amended and Restated Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., LRR Energy, L.P., LRE GP, LLC, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-35344), filed on May 26, 2015).

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